Form 10-K
period 1995-06-30
LARCAN TTC INC
filed 1995-10-13
CIK 700800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

Commission File No. 0-11359

LARCAN-TTC INC.
(Exact name of registrant as specified in its charter)

  DELAWARE									52-0854061
State or other jurisdiction of
	(I.R.S. Employer
incorporation or organization								Identification
No.)

650 South Taylor Avenue, Louisville, Colorado					80027
		State or other jurisdiction of	(Zip Code)
		incorporation or organization
Registrant's telephone number, including area code   (303) 665-8000

Securities registered pursuant to Section 12(b) of the Act:

		Title of each class	Name of each exchange on which registered
		      None.						       None.

Securities registered pursuant to section 12(g) of the Act:

		Title of each class	Name of each exchange on which registered
        Common Stock, $0.04 par value			NASDAQ - Over the Counter

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or fm such shorter period that the registrant was required to file such reports),and (2) has
been subject to such filing requirements for the past 90 days.  Yes    X
No _____
	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
	The aggregate market value of the voting stock held by non-affiliates of the registrants as of June 30, 1995 was $467,000 (based on the average of the closing bid and asked prices on June 30, 1995
	The number of shares outstanding of the registrant's Common Stock, par value $0.04, as of September 15, 1994 was 11,543,934 shares.
                   This Form 10-K consists of 40 pages


	.
INDEX



PART I

Page

Item 1              Business	3
Item 2              Properties	12
Item 3              Legal Proceedings	13
Item 4              Submission of Matters to a Vote of Security Holders	13


PART II

Item 5              Market for Registrant's Common Stock and
                         Related Stockholder Matters	. 13
Item 6              Selected Financial Data	14
Item 7              Management's Discussion and Analysis
                         of Financial Condition and Results of Operations	15
Item 8              Financial Statements and Supplementary Data	18
Item 9              Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure	18


PART III

Item 10            Directors and Executive Officers of the Registrant	19
Item 11            Executive Compensation	21
Item 12            Security Ownership of Certain Beneficial
                         Owners and Management	 23
Item 13            Certain Relationships and Related Transactions	24


PART IV

Item 14            Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K	25





PART I

ITEM 1. BUSINESS

INTRODUCTION

LARCAN-TTC INC. (the Company) is a Delaware Corporation whose executive offices and manufacturing plant are located at 650 South Taylor Avenue, Louisville, Colorado 80027. The Company's principal telephone number is
(303) 665-8000, and its fax number is (303) 673-9900. The Company has been in existence continuously since 1967 when it was incorporated as a Maryland corporation. It was reincorporated in 1983 under the laws of the State of Delaware.

On October 15, 1993, Television Technology Corporation (TTC) sold to LARCAN INC. (LARCAN) of Mississauga, Ontario, Canada, 3,636,364 shares of the Company's authorized but previously unissued common stock for $1,000,000. In addition, LARCAN acquired an additional 416,831 shares of the Company's common stock from existing shareholders. As a condition of this purchase and by vote of the shareholders of the Corporation at their annual meeting on February 3, 1994, the TTC name was changed to LARCAN-TTC INC.

During June, 1995 LARCAN INC. subscribed for an additional 5,000,000 common shares for $500,000 and for 500,000, 5% cumulative convertible, preferred shares for $500,000. LARCAN controls approximately 78 percent of the company's outstanding and subscribed common stock as of June 30, 1995.

LARCAN was established in 1981 when the employees of Canadian General Electric (CGE), in association with LeBlanc & Royle Enterprises Inc., purchased CGE's broadcast operation. LARCAN has been a major supplier of VHF (Channels 2-13) television transmitters for over 35 years. LARCAN designs, manufactures, sells, and services VHF solid state television transmitters with powers from 10 watts to 60,000 watts and has recently manufactured and delivered (newly developed) 10,000 watt solid state UHF television transmitters.. It is believed by the Company's management that, with the LARCAN investment, the Company will be in a much better position to serve the broadcast industry worldwide, as both companies now have a complete product line to meet the users' needs.

The Company is a fully integrated producer of television (TV) and FM radio transmission equipment. At its Louisville, Colorado, facility, the Company designs, develops, and manufactures a variety of FM and television broadcast transmitters/translators including low power television (LPTV) equipment and high power UHF television equipment. The Company also provides system design services, sells accessory items manufactured by the Company and others, and performs installation as requested by its customers.






ITEM 1. BUSINESS (Continued)

The Company operates in one market segment both internationally and domestically. The ratio of international and domestic sales to the Company's total sales for each of the last three fiscal years is shown in Table 1.

Table 1.  Percent of Sales by Market

						      Fiscal Years Ended June
						1995			1994			1993
		International			 21%			 47%			 22%
		Domestic			 79%			 53%			 78%

The Company's major products and markets are described below.


TRANSLATORS AND LOW POWER TELEVISION (LPTV)

Translators (sometimes known as transposers in the international marketplace) function to rebroadcast the signal of a regular (primary) radio or TV station automatically. They operate unattended, and retransmit the signal of the primary station on a different (translated) channel.
They are commonly financed as a public service by local organizations or governmental entities. They may also be owned and operated by primary stations to extend their signal into areas which are not able to receive a clean signal (shadowed areas) or to extend the station coverage area.

In contrast, LPTV stations have Federal Communication Commission (FCC) authority to originate programs. Some of these stations operate a small general purpose studio, while others maintain no studio, but continuously transmit programs obtained from external sources. These purchased programs may be delivered directly to the transmitter by satellite. While the low transmitter power restricts the coverage area, LPTV stations operate under much more flexible and less complex rules than traditional "full service" TV stations. LPTV stations typically have much smaller start-up costs and operating budgets. As a result, they are feasible as either commercial or non-profit stations serving a small community or a specialized audience with an interest in a particular programming format. The state of the Low Power and translator market is shown in Table 2.

Table 2.  State of Low Power TV Industry

										    Construction
										   Permits Issued
							Licensed		   (Pre-Licensed)
		Translators				 5,525				583
		Low Power TV			 1,670			         1,612

  Source:  Television & Cable Action Update (October 2, 1995)

ITEM 1. BUSINESS (Continued)


The Company believes that there may be pent-up demand in this market since holders of Construction Permits (CP's) risk losing their right to build and license the station if the station is not built and licensed within 18 months of the issuance date of the CP. The Company believes that its continued commitment to the domestic LPTV/Translator market has allowed the Company to maintain its market share. In the international market, more and more countries are looking at LPTV/Transposers as a method of extending television service into small villages and rural communities. The Company continues to actively pursue this market.

One watt to 1kW television products are normally considered by the Company to be in the low power transmitter/translator class. The range of list prices for the Company's line of translators and LPTV transmitters is $3,600 to $59,000. This price is dependent primarily on the power level of the transmitter, with special features, if any, also having an impact.

The percentage of net sales that this product group accounted for is shown on line 1 of Table 3.

>
Table 3.  Percent of Net Sales by Product Category
<CAPTION
						                Fiscal Year Ended June
						1995			1994			1993
		LPTV/Translators		 56%			 50%			 59%
		High Power TV		 16%			 30%			 17%
		FM Radio			 23%	 		 18% 		 	 22%
		Other				  5%			  2%			  2%

UHF HIGH POWER TELEVISION

Around the world, television broadcasting exists primarily in two bands, Very High Frequency (VHF) and Ultra High Frequency (UHF). The VHF band which came into use first, consists in the U.S. of Channels 2-13. The Company does not manufacture VHF high power transmitters, however our parent company, LARCAN INC. does. The Company does manufacture UHF High Power transmitters. The UHF band consists, in the U.S., of Channels 14 -
69.  The current state of the U.S. television industry can be seen in Table
4.

Table 4.  State of TV Industry

							VHF		UHF		TOTAL
		Stations Operating			676		853		1,529
		Construction Permits			 17		109		   126
		Applications on File		  	   31		    94		     125

Source:  Television & Cable Action Update (October 2, 1995)

ITEM 1. BUSINESS (Continued)


The Company believes those agencies responsible for telecommunications around the world will continue to authorize a steady expansion of the number of UHF television stations.

Transmitters rated at greater than 1kW constitute the Company's UHF high power television broadcasting line. In major metropolitan areas, UHF transmitters may be rated as high as 280kW.

In fiscal 1991 the Company completed the development of an "Inductive Output Tube" (IOT) UHF transmitter. This transmitter uses an "IOT/Klystroder type" tube to deliver RF energy to the antenna. Much of the engineering effort during fiscal 1995 has gone into refining the second generation of the IOT/Klystroder transmitter, known as the HDR Series. One of the primary advantages of the "IOT/Klystroder type" is that power consumption is reduced by approximately 60 percent over the more conventional "klystron type" transmitter. The Company currently markets "IOT/Klystroder type" transmitters ranging in output power from 10kW to 240kW.

In addition, during fiscal 1995 the Company continued to devote substantial resources and talent to the development of the High Definition Television
(HDTV) Standard for the next generation of U.S. television. Company employees participated as members of the FCC subcommittees which are supervising both the laboratory and field testing of the various proposed HDTV systems. During fiscal 1993, the FCC delayed the HDTV development schedule in order to create a standardized digital format that could be used in the HDTV system that is eventually adopted by the FCC. During fiscal 1994, this standardization was accomplished. Testing was reinstituted with the first stage of field test completed in June 1994.
The Company believes its low power solid-state products will successfully pass a digital HDTV signal and that the "IOT/Klystroder type" transmitter will be an ideal originating transmitter for higher power primary stations broadcasting digital HDTV signal.

Under proposed FCC HDTV rules, each primary broadcaster in the U.S. will be offered a second channel to be used for a simultaneous broadcast of HDTV while continuing to broadcast in NTSC (National Television Systems Committee), the current broadcast standard, on the old channel. Virtually, all of these channel allocations will be in the UHF band. Broadcasters would have three years to apply for the HDTV channel and three years to construct the new broadcast facility (including the purchase of a new transmitter) and begin broadcasting. The Company believes the potential demand created by most of the current 1,529 broadcasters (Table 4) purchasing a second transmitter for simulcast broadcast of HDTV signals offers a unique market opportunity to increase Company sales of its high power UHF products over the next several years. Accordingly, the Company continues in the development and advancement of products that are intended to position the Company to take full advantage of High Definition Television.


The current high power product line of the Company starts with a conventional 5kW tetrode tube amplifier; and extends to 60kW cabinets which can be combined to make transmitters of 240kW or more using conventional Klystron or the new IOT/Klystron tubes.


ITEM 1. BUSINESS (Continued)

This range of products makes the Company unique in the marketplace for its diversity of high power products. The range of list prices for the Company's line of UHF high power transmitters ranges from $115,000 to $2,000,000. The price is based primarily on the power level of the equipment with special features and design configurations also having an impact.

The percentage of the Company's net sales that this product group accounts for is shown on Line 2 of Table 3.




FM RADIO TRANSMITTERS

The Company offers a full range of FM radio transmitters. This product line satisfies the technical requirements of the broadcast regulatory authorities of most countries and sales are made throughout the world.

The FM transmitter generates the necessary power to carry the station's program to the listening public on the assigned frequency. These transmitters range in power from 30 watts to 50kW. Customers include commercial and non-commercial broadcast organizations and governmental entities worldwide.

The range of list prices for the Company's FM radio transmitters is from $5,400 to $103,000. These prices are based primarily on the power level of the equipment.

The Company's radio product line includes a power line surge protector offered for use in all types of electronic installations. It also includes an FM broadcast exciter which can be sold as a stand-alone 30-watt transmitter or as an upgrade for most FM transmitters, regardless of manufacturer. The current sales volume in these products continues to be small but consistent.

The percentage of net sales that this product group accounted for is shown on Line 3 of Table 3.

SUPPLEMENTARY PRODUCTS AND ACCESSORIES

A number of products purchased by the Company from other manufacturers are offered to complement the Company's own products. Typical items are pre-amplifiers, filters, antennas, transmission line, studio equipment, and test equipment. These products are obtained from a number of different sources and no one supplier is considered critical. The Company estimates that less than 10 percent of its sales for the fiscal year ended June 1995 was derived from the resale of these products, exclusive of products sold as components of the Company's products or as part of an installed broadcast system.




ITEM 1. BUSINESS (Continued)

From time to time, at the specific request of the customer, the Company will perform system design and/or coverage design services. The Company has in-house expertise, or can obtain the necessary expertise, to perform these services. Additionally, the Company acts as its own installer when contracted to do so and has the equipment, knowledge, and personnel to complete these installations. These system and coverage design services generally contribute less than ten percent of sales.

GOVERNMENTAL REGULATION

Suppliers of broadcast transmitters intended for use in the more developed countries are generally required to obtain approval of the technical characteristics of their transmitters from the appropriate regulatory authority in their country. In the U.S., the Company must have FCC Type Acceptance/Notice of its transmitters. FCC requirements are generally less stringent than those imposed by competitive forces and, accordingly, the Company generally does not experience difficulties obtaining Type Acceptances for new or revised models. The Company has FCC Type Acceptances/Notices for required products and comparable acceptances in Canada for products sold in that country.

Customers of the Company constructing new broadcast stations of any class in the U.S. generally must obtain a permit from the FCC. Such a permit is granted to an applicant for an available channel based on an application showing that the proposed station would meet the technical, legal, and financial requirements of the FCC.

MARKETING

During fiscal 1995, the Company continued to refine its internal Sales and Marketing Department and its technical service and support capabilities, with the goal of exceeding industry standards. The Company continues to investigate new ways to enhance its marketing effort and maximize its market penetration.

Domestic

The Company's rural translator business depends heavily on a network of dealers who buy the Company's products, related supplementary products and accessories at a discount and resell the equipment to an end user. This is usually done as part of an installed system. In some instances, business relationships between these dealers and employees of the Company have continued for more than 20 years. The Company acts as its own installer when contracted to do so and has the equipment, knowledge, and personnel to complete these installations.





ITEM 1. BUSINESS (Continued)


In the LPTV sector, equipment is sold both directly to an end user and through distributors, some of whom focus on certain areas of interest (i.e. religious, educational, etc.), rather than strictly on geographic areas. The Company's internal sales/marketing staff coordinates, motivates, and assists dealers/distributors as necessary, and makes direct sales to the Company's end user customers when appropriate.

Beginning in fiscal 1994, the Company primarily focused its sales efforts for high power transmitters in the United States through the efforts of LDL Communications, Inc. (LDL) an affiliate company of LARCAN. LDL functions as a dealer, and buys and resells LARCAN-TTC UHF high power transmitters for resale in a stand-alone configuration or as a part of larger systems containing materials from other manufacturers. Internationally, the Company sells its high power transmitters to end users directly paying a commission to independent manufacturers' representatives where appropriate.

The Company's FM radio products are sold through a network of dealers and representatives, and when appropriate, directly to end users.



International

On a regular basis the Company receives requests for quotations and proposals from many parts of the world. There continues to be an upward trend in the number of such requests which the Company believes is due to the increasing breadth of the Company's product line and its increasing reputation in the world market.

The Company exports directly to both end users and to dealers or agents. Some of these dealers/agents are based in the destination country and others concentrate on particular countries from a business location in the United States.

One of the major goals of the Company has been to achieve significant penetration of the international low power and high power television markets by making major sales to customers in developing countries.

The Company's export sales for each of the last three fiscal years are shown in Note 9 of the Notes to Financial Statements. The Company's export sales by significant geographic region as a percentage of total sales for each of the last three fiscal years are shown in Table 5.






ITEM 1. BUSINESS (Continued)

Table 5. Export Sales by Significant Geographic Region
Fiscal Years Ended June 30

1995
1994
1993

Middle
East
12%
0%
0%

Far East
0%
0%
4%

Africa
0%
25%
8%

Other
9%
22%
10%

Total
21%
47%
22%

Backlog

The Company's backlog of unfilled orders for its major product lines is shown in Table 6.

Table 6. Order Backlog
Order Backlog at June 30


1995
1994

LPTV/
Translators

$914,000

$696,000

High Power TV

89,000

319,000

FM Radio

96,000

95,000

Other

----

2,000

Total
$1,099,000
$1,112,00
0

Substantially all of these orders are expected to be filled. Under the Company's sales terms and industry practice, some orders may be subject to cancellation by the customer. However, the Company does not expect that a significant portion of the orders shown in the above table will be cancelled.

SEASONAL VARIATION

The Company believes that there is a nominal seasonal variation in the demand for its products (see Table 7).

Table 7. Percent of Sales per Quarter
Fiscal Quarter Ending

September
December
March
June

Fiscal 1995
27%
28%
19%
26%

Fiscal 1994
19%
31%
27%
23%

Fiscal 1993
24%
27%
26%
23%


ITEM 1. BUSINESS (Continued)


COMPETITION

The Company's products compete in the marketplace on the basis of their performance characteristics, price, and the Company's reputation for the quality of its products and service to its customers.

In the translator and LPTV market, the Company and its three domestic competitors account for most of the sales of television translators and LPTV transmitters in the United States.

In the UHF high power transmitter market, the Company competes against two domestic manufacturers (Harris and Comark). The Company believes these domestic competitors each have greater sales volume than the Company. Additionally, there are other minor manufacturers of directly competing equipment which the Company believes account for less than 5 percent of the domestic market.

In the international market, large companies such as NEC, Thomcast, Marconi, and Rohde & Schwarz dominate in most developed countries due to their long-standing and well-established direct sales organizations. Developing countries currently offer the greatest potential for the Company's products. The growing emergence of non-state controlled broadcast stations, both FM and TV, continues to represent new and growing opportunities for the Company's products.

The Company estimates there are more than 25 FM radio transmitter manufacturers worldwide, several of which are substantially larger than the Company. Almost half of these firms actively compete with the Company.
The Company believes several competitors have significantly greater sales volume of these products than the Company.

PRODUCT DEVELOPMENT

The Company's engineering and support group pursues product development efforts aimed at improving current products and developing new products. Only a small effort is made toward applied research and none towards fundamental research. The Company expended $615,000, $623,000, and $725,000 respectively, for research and development during fiscal 1995, 1994, and 1993.
Research and development on High Definition Television continues to be an on going expenditure commitment.

SINGLE SUPPLIER

Most materials and equipment used in manufacturing the Company's products are available from more than one supplier and many are available from numerous suppliers. Some materials and equipment are available from single source suppliers, however, the Company strives to maintain good relationships with these suppliers and is not aware of any plans that any of these suppliers have to discontinue supplying these materials and equipment.


ITEM 1. BUSINESS (Continued)

CUSTOMERS

Except for Saudi Arabia, no customer or individual region accounted for more than 10% of the company's sales in fiscal 1995. Sales in Saudi Arabia
accounted for $770,000 or 12% of the total sales in fiscal 1995.   Sales to
an affiliate company of LARCAN accounted for an additional 9% of total revenues.

Sales to foreign customers are subject to unique risks which are not present in sales to domestic customers. The Company attempts to mitigate these risks by carefully considering the political and economic conditions in a foreign country along with the financial viability of its customer before doing business there. Generally, sales to foreign customers are priced in U.S. dollars to avoid currency fluctuations and are sold under irrevocable letters of credit, confirmed by a major U.S. bank, when the political, economic, or financial viability is uncertain.



EMPLOYEES

The comparison of the labor force for fiscal years 1995, 1994, and 1993 is shown in Table 7.

Table 7. Employee Mix
Fiscal Years Ended June

1995
1994
1993

Executive & Administrative
6
13
11

Manufacturing &
Manufacturing Support
37
48
46

Sales & Marketing
7
5
6

Engineering & Support
12
9
8

Customer Service
5
6
5

Total
67
81
76




ITEM 2. PROPERTIES

The Company occupies a 43,000 square foot facility in Louisville, Colorado under a five-year non-cancelable operating lease, expiring on April 30, 1998. The lease on the primary facility currently carries an annual lease cost of $288,000, subject to an annual increase based on the Consumer Price Index. In addition, the lease is on a triple-net basis whereby the Company also reimburses the landlord for property taxes, property insurance, and property maintenance. The current facility will be sufficient for the Company's operation for the foreseeable future.




ITEM 3. LEGAL PROCEEDINGS

On June 8, 1995 the Company was named as a defendant in a lawsuit filed in the federal District Court of the District of Colorado by a competitor who alleges that the company has made, used, sold and/or induced others to use television transmitters that infringe on the competitor's alleged patent. Although the outcome cannot be predicted with certainty, it is management's opinion that the litigation will be settled on terms which will not have a materially adverse impact upon the Company or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1995, the following matters were submitted for a vote of the shareholders at their annual meeting:

	1.  Election of Directors:
			  For the nominees 		 Withhold authority
		Paul A. Dickie	Dirk B. Freeman	Nancy E. McGee	Byron W. St. Clair
					P. Clyde Turner	G. James Wilson

	2. On the proposal for the amendment to increase the authorized common stock from
	     10,000,000 to 30,000,000 shares.

			 For		 Against	 Abstain	 Not Voted
			5,163,907	14,163		2.598		4,700

	3. On the proposal for the issuance of common and preferred shares to LARCAN, INC.

			 For		 Against	 Abstain	 Not Voted
			4,704,596	11,664		5,673		463,434

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
	   AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The OTC Bulletin Board under the trading symbol LTTC.











ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
	   AND RELATED STOCKHOLDER MATTERS (Continued)


The high and low bid price for the Company's common stock for each quarter of the last two fiscal years is shown in Table 9.

Table 9.  Market Value of Common Stock
		  Quarter Ending			High		 Low
		September 30, 1993			12/16		 6/16
		December 31, 1993			10/16		 6/16
		March 31, 1994			10/16		 6/16
		June 30, 1994				10/16		 6/16
		September 30, 1994			  4/16		 4/16
		December 31, 1994			  4/16		 4/16
		March 31, 1995			  3/16		 3/16
		June 30, 1995				  3/16		 3/16

	 Source:  Monthly Statistical Reports, NASD (June 30, 1995)


The prices in Table 9 represent quotations between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

At August 15, 1995, the approximate number of holders of the Company's common stock was 500, including both record and beneficial shareholders in security position listings.

The Company has never declared or paid any cash dividends on its common stock and has no present intention of declaring such dividend in the future. The Company intends to retain all earnings, if any, for use in development and expansion of its business.



ITEM 6. SELECTED FINANCIAL DATA

Table 10, which has been derived from the Company's audited financial statements, shows selected financial data for the Company over the last five fiscal years. The financial statements of the Company for each of the three years in the periods ended June 30, 1995 are included at Item 8 of this document. The selected financial data as of the fiscal years ended June 1995, 1994, and 1993 should be read in conjunction with the Company's financial statements and related notes included elsewhere in this document.



ITEM 6. SELECTED FINANCIAL DATA (Continued)

Table 10. Five Year Summary Data
(000's, except per share amounts)
Fiscal Year Ended June

1995
1994
1993
1992
1991


Sales
$6,228
$8,649
$6,526
$9,645
$7,370








Net (Loss)
Income
(1,562)
(1,451)
(1,198)
78
39








Net (Loss)
Income Per
Common
Share
(.24)
(.27)
(.41)
 .03
 .02








Total
Assets
2,248
3,105
2,871
3,707
4,171








Net Working
Capital
(Deficiency
)
(1,331)
(845)
(409)
606
515








Long Term
Obligations
0
2
6
21
61








Cash
Dividends
Per Common
Share
None
None
None
None
None



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	    	RESULTS OF OPERATIONS



OPERATING RESULTS

For the fiscal year ended June 30, 1995, the Company reported a net loss of $1,562,000. This compares to net loss of $1,451,000 and a net Loss of $1,198,000 for the fiscal years ended June 30, 1994 and June 25, 1993, respectively. Although sales decreased 27% from 1994 the decrease was due to the large ($2,000,000) Nigerian shipment in 1994 that had no counter part in 1995.  Domestic revenues increased 7% from 1994.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross margin, as a percentage of sales, decreased in fiscal 1995 to 13 percent from 18 percent in fiscal 1994, which decreased from 26 percent in fiscal 1993. The decrease for fiscal 1995 was primarily due to insufficient sales volume to overcome fixed overhead costs, caused by (1) increased competition, (2) the Company's product mix, and (3) excessive warranty costs that were attributable to a product problem eventually corrected by the end of 1995. Because the ratio of material cost to labor cost and its contribution to margin varies from product to product, changes in product mix can have a significant impact on the gross margin. The Company is continuing its efforts to reduce its manufacturing costs and improve its margins.

Selling, general, and administrative (SG & A) expenses remained unchanged at 28 percent of net sales the same level as in fiscal 1994 compared to 32 percent in fiscal 1993. An aggressive cost reduction program coupled with a reduction in headcount during the year reduced costs by $400,000 or 14% from prior year spending. In addition there was a non-recurring expense of $300,000 in 1994 in connection with an international sale. The increase in expenses as a percentage of sales in fiscal 1993 was due to the decrease in sales while expenses remained relatively the same. The Company is instituting a refined budgeting process to gain better control over costs in the future.

Research and product development costs for the fiscal year ended June 30, 1995 were 10 percent of sales compared to 7 percent for fiscal 1994 and 11 percent for fiscal 1993. The percentage increase from 1994 was impacted by the lower sales volume. In actual dollars spending levels remained constant from prior year. The total dollar commitment decreased 14 percent in fiscal 1994 from fiscal 1993 due to a cost containment program in the fourth quarter of 1993. An energetic research and development program is considered by management to be the future foundation upon which revenue growth will be based. Continued efforts in high definition television and improved documentation will be management priorities requiring an on going commitment in expenditures.

Interest expense as a percentage of sales remained at 1 percent as it has in each of the three preceding fiscal years. There was a decrease in actual dollars, however, for the third straight year. The decrease in 1995 was due to the continuing payoff of the bank line of credit. As in fiscal 1994 the Company received non-interest bearing advances from LARCAN (see
Note 5 of the Company's audited financial statements included else-where in the document). Fiscal 1993 reflects the Company being fully extended on its bank line of credit for over half the year.










ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be adversely impacted by low sales
volumes and constrained margins.   The sales volumes in fiscal 1995 as in
1994 were not adequate to improve the Company's margins. However, several factors will contribute to an improving outlook for the Company's operational performance in fiscal 1996:
	(1)	The continued emphasis on the Company's high powered transmitter product line along with a sharper focus on higher margin products.
	(2)	The first quarter of fiscal 1996 has seen a positive market
response from new product line research and development especially for  the Company's RMS series line.
	(3)	A continued emphasis on cost containment especially in overhead areas will have a positive impact on operating margins.

At June 30, 1995 the Company had approximately $735,000 in trade accounts payable, compared to $854,000 on June 30, 1994. This represents a 14 percent decrease in fiscal 1995 which was enabled primarily by advances from its affiliate.

The deficiency in working capital grew to $1,331,000 from $845,000 in fiscal 1994 primarily due to the Company's net loss from operations of $1,562,000. The operating loss was partially offset by cash generation from reducing inventories $558,000 and net affiliate borrowings $450,000.

During fiscal 1995 the Company renegotiated its bank line of credit reducing the outstanding balance to $200,000. This represents a $500,000 decrease in current liabilities from June 30, 1994.

The Company's current ratio (current assets divided by current liabilities) at June 30, 1995, was .61, compared to .77 at June 30, 1994, and its quick ratio (cash and cash equivalent plus trade accounts receivable divided by current liabilities) was .14 at June 30, 1995 as compared to .16 at June 30, 1994. The Company's debt to equity ratio was (3.00) at June 30, 1995 as compared to (6.52) at June 30, 1994.

Due to the Company's current cash flow constraints, there are no current plans for significant capital expenditures. In addition, until the Company's operations provide adequate working capital, the Company will be dependent on its affiliates for its cash needs.









ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements required by this item are included in Part IV of this report.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	   ON ACCOUNTING AND FINANCIAL DISCLOSURE

		On June 8, 1995 the Company filed a form 8-K reporting that it had changed its principal independent accountants from Deloitte & Touche to Ehrhardt Keefe Steiner & Hottman. PC.



PART III

		On October 15, 1993, LARCAN purchased 3,636,364 shares of previously-authorized but unissued shares of the Company's voting common stock. In addition, LARCAN purchased 416,831 shares of the Company's voting common stock from existing stockholders.

		On May 18, 1995 the shareholders voted in favor of issuing 5,000,000 common shares to LARCAN INC. at a price of $.10 each for a cash consideration of $500,000. On this same date, the shareholders also voted in favor of issuing 500,000, 5% cumulative, convertible preferred shares at a price of $1.00 each to LARCAN INC. also for a cash consideration.

		The cumulative number of shares of voting common stock purchased and subscribed by LARCAN is 9,053,195. The effect of these transactions is that LARCAN became the registrant's major stockholder.
















ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

		The following are the six members of the Company's Board of Directors. The Directors listed herein became the Company's Directors effective October 15, 1993.

MEMBERS OF THE BOARD OF DIRECTORS

		Paul A. Dickie, age 53, has been a Director of the Company since October 15, 1993. He joined LeBlanc & Royle Telcom Inc. as Controller in
1972. During his years at LeBlanc & Royle, he rose steadily through the corporate ranks to his current position as President of LeBlanc & Royle Enterprises Inc. He oversees the operations of several of the companies in the LeBlanc Group and is a member of the Board of Directors of LeBlanc &
Royle Enterprises Inc. and a number of its subsidiaries. Prior to joining LeBlanc & Royle, Mr. Dickie was employed by Touche Ross & Co., Chartered Accountants. While at Touche Ross, he received his CA designation.


		Dirk B. Freeman, age 60, has been a Director of the Company since March 31, 1990. He has a 36-year engineering and management history in the broadcast industry. During the period from March 1987 to October 1988, he was the Vice President of Marketing at the Company. Mr. Freeman started as a Broadcast Engineer in the U.S. Army. After the service, he spent a four-year period on the staff of the University of Michigan. In 1961, Mr. Freeman joined the Broadcast Division of RCA. In the next 21 years, he held a number of increasingly responsible engineering, sales, operations, and marketing management positions at RCA. In 1982, Mr.
Freeman left RCA to form Blair Media, Inc., a management consulting firm. After founding Blair Media, Mr. Freeman was engaged in a number of successful projects in broadcast management. In March 1990 Mr. Freeman was elected to the Board of Directors. From March 1990 to October 1994 he served as President of the Company. In October of 1994 Mr. Freeman resumed his activities with Blair Media. Mr. Freeman attended Virginia Polytechnic Institute majoring in Business Administration. He is also a graduate of the U.S. Army War College and a retired Colonel in the U.S. Army Reserve.

		Nancy E. McGee, age 43, has been a Director of the Company since October 15, 1993. She joined LeBlanc & Royle in 1978 as Controller. Since that time, as the company grew and invested in various other businesses,
she assumed the role of Senior Vice President.   She is actively involved
in the finance and management areas of several companies in the LeBlanc group. Before joining LeBlanc & Royle, Mrs. McGee was employed by Touche
Ross & Co. where she received her designation as a chartered accountant.
Mrs. McGee serves on the Boards of LeBlanc & Royle Enterprises Inc. and a number of its subsidiaries.

		Byron W. St. Clair, Ph.D., age 70, has been a Director of the Company since its inception in 1967, Chairman of the Board since March 1986 and, additionally, serves as Secretary. Dr. St. Clair was Chief Executive Officer from the inception of the Company to March 1988 and from January
1990 to March 1990. Since March 1988, he has been active full-time in the Company's sales and engineering areas. He was one of the founders and, from 1960 to 1965, the first President of

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Electronics, Missiles and Communications, Inc. From 1957 to 1960, he was the Director of Research and Development for Adler Electronics, Inc. In these respective time periods, these two companies were the dominant manufacturers of translators. From 1965 to 1967, he was General Manager of Hammarlund Mfg. Company and from 1967 to 1970, Vice President of Racal Communications, Inc. Dr. St. Clair received his B.S. and M.A. degrees from Columbia University and a PH.D. in physics from Syracuse University.


		P. Clyde Turner, age 65, has been a Director of the Company since October 15, 1993 and, additionally, serves as Executive Vice President. He is President, General Manager and a Director of LARCAN INC. Mr. Turner has
37 years experience in the broadcast industry including 4 years as Chief
Engineer of a broadcast station. He joined Canadian General Electric (CGE) in 1953 and held several management positions including Manager of Engineering.

In 1981, as a result of the management buyout of the Broadcast Division of CGE, Mr. Turner became the Manager of Engineering of the then newly-incorporated LARCAN INC. He was promoted to General Manager in 1988 and President in 1991.



		G. James Wilson, age 61, was appointed President and CEO in late fiscal year 1995 and has been a Director of the Company since October 15, 1993. He has been associated with the Broadcast Industry since 1962.
Prior to joining the LeBlanc Organization, he was with Andrew Corporation in the position of Canadian sales manager.

He joined LeBlanc and Royle in 1977 as Sales Manager. As the company grew, his responsibilities increased, and he assumed the role of Vice President, Sales and Marketing.

In 1984, a decision was made to form a U.S. sales and marketing organization to focus on the U.S. Broadcast Market. LDL Communications was formed, and Mr. Wilson was appointed to the position of President. LDL is responsible for the sales and marketing of the products manufactured by LARCAN, LeBlanc, the Alan Dick Company, and LARCAN-TTC. Mr. Wilson serves on the board of LeBlanc & Royle Enterprises Inc., and other boards within the organization.

OFFICERS AND SIGNIFICANT EMPLOYEES OF THE CORPORATION WHO ARE NOT ALSO MEMBERS OF THE BOARD OF DIRECTORS

	None.








ITEM 11. EXECUTIVE COMPENSATION

		The following table provides information concerning compensation for the fiscal years 1995, 1994, and 1993, paid to Mr. Dirk B. Freeman, the Chief Executive Officer of the Company. No corporate officers or employees received compensation exceeding $100,000 during any of these fiscal years.

				ANNUAL COMPENSATION			LONG-TERM COMPENSATION
										AWARDS		PAYOUTS
NAME AND
PRINCIPA
L
POSITION
FISCAL
YEAR
SALARY
($)
BONUS
($)
OTHER
ANNUAL
COMPEN-
SATION
($)
RESRICT
ED
STOCK
AWARDS
($)
OPTIONS
/SARs
($)
LTIP
PAYOUT
S ($)
ALL
OTHER
COMPEN
-
SATION
($)

 Dirk B.
Freeman
(CEO)
1995
(throug
h April
15)
65,500
-0-
-0-
-0-
-0-
-0-
-0-


1994
80,000
-0-
-0-
-0-
-0-
-0-
-0-


1993
80,000
-0-
-0-
-0-
-0-
-0-
-0-


At June 30, 1995, Mr. Freeman did not hold any options to purchase any securities of the Company, he was not granted any such options during the fiscal year, and he did not exercise any options during the fiscal year.


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no options granted to executive officers in fiscal 1995.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There are no aggregated options or options exercised by executive officers as of and during the year ended June 30, 1995.


LONG-TERM INCENTIVE PLAN AWARDS

	None.




ITEM 11. EXECUTIVE COMPENSATION (Continued)


PENSION PLAN BENEFITS

	None.

COMPENSATION OF DIRECTORS

The Company paid no compensation to non-employee directors during the fiscal year ended June 30, 1995.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

	None.

REPORT ON REPRICING OF OPTIONS/SARs

None in 1995.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

	(1)	Compensation Committee

		    Name			Position Held

		P. Clyde Turner	  	Director
		Paul A. Dickie	  	Director
		G. James Wilson		Director

	(2)	Not applicable.

	(3)	Not applicable.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

	Not applicable.

PERFORMANCE GRAPH
	Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

		The following table displays certain information, as of June 30, 1995 with respect to (a) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock
(voting securities) and/or Preferred shares, (b) each director of the Company and all nominees for director, and (c) all officers and directors of the Company as a group. All stock ownership shown below is direct unless otherwise indicated.


	 Number of Shares	Percent
Name and Address	Owned Beneficially	of Class
LARCAN INC.	1)  9,053,195	78.42
228 Ambassador Drive
Mississauga, Ontario
Canada L5T 2J2

Paul A. Dickie	None	-----
Director
650 South Taylor Avenue
Louisville, CO  80027

Dirk B. Freeman	905,803	7.85
Director/President
650 South Taylor Avenue
Louisville, CO  80027

Nancy E. McGee	None	------
Director
650 South Taylor Avenue
Louisville, CO  80027

P. Clyde Turner	None	------
Director
650 South Taylor Avenue
Louisville, CO  80027

Dr. Byron W. St. Clair	517,379	4.48
Chairman of the Board/Officer
650 South Taylor Avenue
Louisville, CO  80027



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT (Continued)



	 Number of Shares	Percent
Name and Address	Owned Beneficially	of Class

G. James Wilson	None	------
Director
650 South Taylor Avenue
Louisville, CO  80027	_____________	____________

Total officers and Directors	10,476,377	90.75

All Others	1,067,557	9.25

  Total Outstanding Shares	11,543,934	100.00

All Officers and Directors
as a Group 	10,476,377	 90.75

Series A, 5% Cumulative, Convertible Preferred shares
	Number of Shares	Percent
	Owned Beneficially	of Class

LARCAN INC.	2)  500,000	100.00
228 Ambassador Drive
Missauga, Ontario
Canada  L5T 2J2

1) On May 18, 1995 the shareholders voted in favor of issuing an additional 5,000,000 Common Stock to LARCAN INC. for $500,000. The proceeds were then used for the purpose of repaying some of the Company's indebtedness to LARCAN INC. for advances made to cover operating expenses during approximately the last year.

2) On May 18, 1995, the shareholders voted in favor of issuing preferred shares to LARCAN INC. also for the purpose of repaying debt to LARCAN INC. as described above.

In June 1995, the board of Directors created Series A, 5% cumulative (Convertible Preferred) stock value at $1.00 per share. The maximum issuable shares under the series is 500,000 shares. The Convertible Preferred stock is redeemable at the sole discretion of the Company. Subsequent to January 1, 1997, each Convertible Preferred share is convertible into common stock by multiplying the number of shares times the "liquidation value" divided by $.10.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In June of 1995, LARCAN subscribed for 500,000 shares of the Convertible Preferred stock for $500,000 cash. Subsequent to January 1, 1997 should these shares be converted, LARCAN INC. would own 84.94% of the outstanding common stock.

On October 15, 1993, LARCAN acquired 3,636,364 of authorized but unissued shares of the Company's common stock for $1,000,000 and 416,831 shares of the Company's common stock from existing shareholders.

During June, 1995 LARCAN INC. subscribed for an additional 5,000,000 common shares for $500,000 and for 500,000, 5% cumulative convertible, preferred shares for $500,000.

The Company receives advances from LARCAN for working capital and other purposes. The Company had total borrowings from LARCAN of $1,575,000 outstanding (after the issuance of common and preferred shares) as of June 30, 1995. During the year ended June 30, 1995, its average outstanding borrowings from LARCAN were $866,000. Subsequent to June 30, 1995, an additional $975,000 has been received from LARCAN INC..

Sales to affiliated companies of LARCAN were approximately $572,000 for the fiscal year ended June 30, 1995.























PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	 1.	The following documents are filed as part of this Form 10-K:
																Page
	Independent Auditors' Report on Financial Statements
 ................................. 	F-1

			Balance Sheets as of June 30, 1995 and June 30, 1994
 ...................................	F-2

			Statements of Operations for each of the three years in the period
			ended June 30, 1995
 ...........................................................................
 .	F-3

			Statements of Stockholders' Equity for each of the three years in the period
			ended June 30, 1995
 ...........................................................................	F-4

			Statements of Cash Flows for each of the three years in the period
			ended June 30, 1995
 ...........................................................................
 ..	F-5

	Notes to Financial Statements
 ................................................................	F-7

	2.	The financial statement schedule required to be filed as part of this Form 10-K is listed below:
			NONE

	3.	Exhibits required to be filed are listed below and immediately follow the signature page of this Form 10-K.
    Exhibit
    Number 				Description

	3.1	Articles of Incorporation (1)

	3.1.1	Amendment to Certificate of Incorporation filed March 5, 1987 (4)

	3.1.2	Amendment to Certificate of Incorporation filed July 10, 1990 (6)

	3.1.3	Amendment to Certificate of Incorporation filed June 9, 1992 (8).

	3.1.4	Amendment to Certificate of Incorporation filed February 2, 1994.





ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K (Continued)

	3.2		By-Laws (1)

	3.2.1		Amendments to By-Laws dated March 21, 1986 (4)

	4.1		Specimen of Common Stock Certificate (1)

	10.1		The Television Technology Corporation Employee Stock Ownership
Plan, as 	amended and restated (4)

	10.2		Television Technology Corporation Stock Option Plan, as
amended (4)

	10.3		Contract for Technology Transfer and Cooperation - China
National Electronic 	Technology Import and Export Corporation
and Anshan Broadcasting Equipment      	Plant (2)

	10.4		Real property lease dated July 27, 1987 for Louisville,
Colorado facility (5)

	10.5		LARCAN stock purchase agreement


Notes

		(1)	These exhibits are incorporated by reference from the corresponding exhibits to the Company's Registration Statement on Form S-18, as
amended, SEC File No. 2-84666-D.

		(2)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1986.

		(3)	This is incorporated by reference to Form 8-K filed April 7, 1986.

		(4)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1987.
		(5)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1989.

		(6)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1990.

		(7)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1991.

		(8)	This is incorporated by reference to Form 10-K filed for the year ended June 26, 1992.



		(b)	The Registrant filed an 8-K Report during the quarter ended June
30, 1995 to reflect a
			change in auditors.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 30, 1995		        LARCAN-TTC INC.
						                          (Registrant)


						By:
						     G. James Wilson
						     President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Signature								Date


							    			      9/30/95
Byron W. St. Clair
Chairman of the Board and Corporate Secretary



9/30/95
Dirk B. Freeman
Director


							    			     9/30/95
P. Clyde Turner
Director and Executive Vice President


 							   			     9/30/95
Paul A. Dickie
Director

								           9/30/95
Nancy McGee
Director

								    	9/30/95
G. James Wilson
Director









Table of Contents


	Page


Independent Auditors' Report	F - 1

Financial Statements

	Balance Sheets	F - 3

	Statements of Operations	F - 4

	Statements of Stockholders' Deficit	F - 5

	Statements of Cash Flows	F - 6

Notes to Financial Statements	F - 7









INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
LARCAN-TTC, INC.
Louisville, Colorado


We have audited the balance sheet of LARCAN-TTC, INC. as of June 30, 1995 and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LARCAN-TTC, INC. as of June 30, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





		Ehrhardt Keefe Steiner and Hottman
PC




August 31, 1995
Denver, Colorado



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of LARCAN-TTC INC.
Louisville, Colorado

We have audited the accompanying balance sheet of LARCAN-TTC INC. as of June 30, 1994, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1994 and June 25, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of LARCAN-TTC INC. as of June 30, 1994, and the results of its operations and its cash flows for the years ended June 30, 1994 and June 25, 1993 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Denver, Colorado
September 19, 1994





Balance Sheets



June 30,



1995

1994

Assets


Current assets



	Cash and cash equivalents
	$	118,000
	$	195,000

	Accounts  receivable - trade, less
allowance for doubtful accounts of
$203,000 (1995) and $131,000 (1994)
(Note 4)

		350,000

		382,000

	Inventories, net (Notes 2 and 4)
		1,564,000
		2,226,000

	Other
		10,000
		18,000

		Total current assets
		2,042,000
		2,821,000





Equipment and improvements (Notes 3 and
4)
		1,788,000
		1,743,000

	Less accumulated depreciation and
amortization
		(1,601,000)
		(1,479,000)


		187,000
		264,000





Other assets
		19,000
		20,000





Total
	$	2,248,000
	$	3,105,000





Liabilities and Stockholders' Deficit

Current liabilities



	Line-of-credit (Note 4)
	$	200,000
	$	700,000

	Note payable (Note 4)
		70,000
		-

	Advances from stockholder (Note 5)
		1,575,000
		1,125,000

	Accounts payable - trade
		735,000
		854,000

	Salaries, wages and employee benefits
		177,000
		244,000

	Accrued expenses and other liabilities
		100,000
		264,000

	Accrued warranty and other reserves
		34,000
		134,000

	Customer advances
		482,000
		345,000

		Total current liabilities
		3,373,000
		3,666,000





	Long-term liabilities
		-
		2,000

		Total liabilities
		3,373,000
		3,668,000





Commitments and contingencies (Note 7)







Stockholders' deficit (Notes 5 and 8)



	Preferred stock, $1.00 par value;
1,000,000 shares authorized



	Series A 5% cumulative convertible,
no shares issued and outstanding,
liquidation preference $1.00 per
share

		-

		-

		Series A subscribed, 500,000 shares
		500,000
		-

	Common stock, $.04 par value;
30,000,000 shares authorized, 6,543,934
(1995) and 6,542,934 (1994) shares
issued

		262,000

		262,000

	Common stock subscribed, 5,000,000
shares
		200,000
		-

	Additional paid-in capital
		4,744,000
		4,444,000

	Accumulated deficit
		(6,821,000)
		(5,259,000)

	Common stock held in treasury, at cost;
1,796 shares
		(10,000)
		(10,000)

		Total stockholders' deficit
		(1,125,000)
		(563,000)





Total liabilities and stockholders'
deficit
	$	2,248,000
	$	3,105,000




Statements of Operations

                      Fiscal Years
Ended June



1995

1994

1993



	$	6,228,000
	$	8,649,000
	$
	6,526,000






Operating expenses (Note 7)




	Cost of sales
		5,423,000
		7,057,000
		4,822,000

	Selling, general and
administrative
		1,695,000
		2,361,000
		2,082,000

	Research and development
		615,000
		623,000
		725,000

		Total operating expenses
		7,733,000
		10,041,000
		7,629,000






Loss from operations
		(1,505,000)
		(1,392,000)

	(1,103,00
0)






Other expense




	Interest
		(36,000)
		(50,000)
		(73,000)

	Other
		(21,000)
		(9,000)
		(22,000)

		Total other expense
		(57,000)
		(59,000)
		(95,000)






Net loss
	$	(1,562,000)
	$	(1,451,000)
	$
	(1,198,00
0)
















Net loss per common share
	$	(.24)
	$	(.27)
	$	(.41)






Weighted average number of common
shares outstanding

		6,543,561

		5,450,229

		2,900,339




Statements of Stockholders' Deficit
For the Years Ended June 1995, 1994, and 1993


Preferred Stock, Series A

Common Stock
Additi
onal
Accumu
-







Subscribed



Subscribed
Paid
In
lated

Treasury
Stock



Shares


Amount


Shares


Amount


Shares


Amount


Shares


Amount


Capita
l

Defici
t

Shares


Amount




Year
ended
June 26,
1992

		-

	$	-

		-

	$	-

		2,889,301

	$
	116,0
00

		-

	$	-

	$	3,579,000

$
	(2,61
0,000)


	1,7
96

	$	(10,000)















Issuance
of
common
stock to
employee
stock
ownershi
p plan
(Note 8)



		-



		-



		-



		-



		17,269



		1,000



		-



		-



		10,000



		-



		-



		-















Net loss
		-
		-
		-
		-
		-
		-
		-
		-
		-

	(1,19
8,000)
		-
		-















Year
ended
June 25,
1993

		-

		-

		-

		-

		2,906,570


	117,0
00

		-

		-

		3,589,000


	(3,80
8,000)


	1,7
96

		(10,000)















Issuance
of
common
stock
for cash
(Note 8)


		-


		-


		-


		-


		3,636,364



	145,0
00


		-


		-


		855,000


		-


		-


		-















Net loss
		-
		-
		-
		-
		-
		-
		-
		-
		-

	(1,45
1,000)
		-
		-















Year
ended
June 30,
1994

		-

		-

		-

		-

		6,542,934


	262,0
00

		-

		-

		4,444,000


	(5,25
9,000)


	1,7
96

		(10,000)















Issuance
of
common
stock
for cash
(Note 8)


		-


		-


		-


		-


		1,000


		-


		-


		-


		-


		-


		-


		-















Subscript
ion of
Series A
Preferre
d Stock
(Note 8)


		-


		-



	500,
000



	500,0
00


		-


		-


		-


		-


		-


		-


		-


		-















Subscript
ion of
Common
Stock
(Note 8)


		-


		-


		-


		-


		-


		-



	5,000
,000


		200,000


		300,000


		-


		-


		-















Net loss
		-
		-
		-
		-
		-
		-
		-
		-
		-

	(1,56
2,000)
		-
		-















Year
Ended
June 30,
1995

		-

	$	-


	500,
000

	$
	500,0
00

		6,543,934

	$
	262,0
00


	5,000
,000

	$	200,000

	$	4,744,000

$
	(6,82
1,000)


	1,7
96

	$	(10,000)




Statements of Cash Flows

                         Fiscal Years
Ended June



1995

1994

1993


Cash flows from operating
activities




	Net loss
	$	(1,562,000)
	$	(1,451,000)
	$
	(1,198,00
0)






Adjustments to reconcile net loss
to net cash used in (provided
by) operating activities




	Depreciation and amortization
		122,000
		123,000
		172,000

	Provision for losses on
accounts receivable
		72,000
		48,000
		(61,000)

	Write-off of inventories
		-
		-
		(400,000)

	Provision for inventory
reserves
		104,000
		120,000
		175,000

	Loss on disposal of assets
		-
		-
		24,000

	Change in assets and
liabilities




		Trade accounts receivable
		(40,000)
		484,000
		117,000

		Inventories
		558,000
		(834,000)
		708,000

		Other current assets
		8,000
		55,000
		95,000

		Trade accounts payable
		(119,000)
		(445,000)
		347,000

		Salaries, wages and employee
benefits
		(67,000)
		17,000
		18,000

		Accrued expenses and other
liabilities
		(164,000)
		198,000
		(33,000)

		Accrued warranty and other
reserves
		(100,000)
		43,000
		(196,000)

		Customer advances
		137,000
		(131,000)
		242,000


		511,000
		(322,000)
		1,208,000

			Net cash (used in)
provided by operating
activities

		(1,051,000)

		(1,773,000)

		10,000






Cash flows from investing
activities




	Purchases of equipment and
improvements
		(45,000)
		(91,000)
		(11,000)

	Decrease (increase) in other
assets
		1,000
		(13,000)
		2,000

			Net cash used in investing
activities
		(44,000)
		(104,000)
		(9,000)






Cash flows from financing
activities




	Borrowings on note payable and
line-of-credit
		70,000
		3,360,000
		2,127,000

	Payments on note payable and
line-of-credit
		(500,000)
		(3,478,000)

	(2,092,00
0)

	Borrowings from affiliate
		1,450,000
		2,275,000
		-

	Payments to affiliate
		(1,000,000)
		(650,000)
		-

	Principal payments on capital
lease obligations
		(2,000)
		(4,000)
		(62,000)

	Proceeds from issuance of
common stock and preferred
stock

		1,000,000

		500,000

		11,000

			Net cash provided by (used
in) financing activities
		1,018,000
		2,003,000
		(16,000)






Net (decrease) increase in cash
and cash equivalents
		(77,000)
		126,000
		(15,000)






Cash and cash equivalents at
beginning of year
		195,000
		69,000
		84,000






Cash and cash equivalents at end
of year
	$	118,000
	$	195,000
	$	69,000


Supplemental disclosures of cash flow information:
	Cash paid for interest was $36,000, $58,000, and $69,000 for 1995, 1994, and 1993, respectively.
Supplemental disclosure of non-cash financing activities:
	In October 1993, the Company converted $500,000 in cash advances received from LARCAN during September 1993 to equity.




Note 1 - Organization and Summary of Significant Accounting Policies

Organization

LARCAN-TTC, INC. (the Company), is a fully integrated producer of television and FM radio transmission equipment. The Company designs, develops and manufactures a variety of FM and television broadcast transmitters/translators including low power television equipment and high power UHF television equipment. The Company also provides system design services, sells accessory items manufactured by the Company and others, and performs installation as requested by its customers. LARCAN, INC. (a Canadian Corporation) (LARCAN) controls approximately 78 percent of the Company's outstanding and subscribed common stock as of June 30, 1995. The Company continues to be partially dependent on continued funding from LARCAN.

Change in Year End

During fiscal 1994, the Company changed its fiscal year end from a 52/53 week year which ended on the Friday preceding June 30 to a June
30 year end.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 1995, the Company had cash balances in depository accounts of approximately $116,000 in excess of insurable limits.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Equipment and Improvements

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful life of the related assets, or the related lease term for leasehold improvements.

Revenue Recognition

Sales are recognized when the product is shipped, or pursuant to the terms of sales contracts when manufacturing is completed. Revenues from services are recognized when the services are rendered.

Warranty Costs

The Company generally provides a limited warranty for its products of one to two years. Included in cost of sales are projected future costs of providing such warranties on products which have been sold.





Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Research and Development

Research and product development expenditures are charged to operations as incurred.

Net loss per common share

Loss per share of common stock was computed based on the weighted average number of common shares outstanding during the period.
Common stock equivalents are not included as their effect would be antidilutive.


Note 2 - Inventories

Inventories consist of the following:


                 June
30,



1995

1994


Parts, raw materials and sub-assemblies
	$
	1,676,00
0
	$
	2,160,00
0

Work in process
		112,000
		186,000



	1,788,00
0

	2,346,00
0

Less inventory reserves

	(224,000
)

	(120,000
)






	$
	1,564,00
0
	$
	2,226,00
0


Note 3 - Equipment and Improvements

Equipment and improvements consist of the following:

                  June
30,



1995

1994


Manufacturing equipment
	$	993,000
	$	960,000

Furniture and fixtures
		666,000
		654,000

Leasehold improvements
		88,000
		88,000

Transportation equipment
		41,000
		41,000


		1,788,000
		1,743,000

Less accumulated depreciation and
amortization
		(1,601,000)
		(1,479,000)






	$	187,000
	$	264,000





Note 4 - Note Payable and Line-of-Credit

Note payable and line-of-credit consist of the following:

                 June
30,



1995

1994


Bank revolving line-of-credit, interest
at prime (9% at June 30, 1995), matures
June 1, 1996, cross-collateralized by
trade accounts receivable, inventories,
and equipment


	$	200,000


	$	700,000





Bank term loan, interest at prime plus
1.5% (totaling 10.5% at June 30, 1995),
monthly principal and interest payments
of approximately $7,000 through June 1,
1996, cross-collateralized by trade
accounts receivable, inventories and
equipment




	$	70,000




	$	-

The revolving line-of-credit agreement with a bank contains certain covenants relating to, among other matters, minimum levels of net worth, restrictions on additional debt and the payment of common stock dividends. At June 30, 1995 the Company was in violation of certain of these covenants. The Company received a waiver from the bank as of June 30, 1995. The Company was not in compliance with these covenants subsequent to June 30, 1995.


Note 5 - Related Parties

The following is a summary of significant transactions with affiliated companies:

Advances from Stockholder

The Company receives advances from its major stockholder, LARCAN, for working capital and other purposes. These advances are subordinate to the bank debt (Note 4), are non-interest-bearing, unsecured, and have no fixed terms of repayment. The Company had total borrowings from LARCAN of $1,575,000 (1995) and $1,125,000 (1994) outstanding.
Subsequent to June 30, 1995, an additional $475,000 has been received from LARCAN.

As further discussed in Note 8, during the year ended June 30, 1995, LARCAN subscribed 500,000 shares of the Company's Series A preferred stock and 5,000,000 shares of the Company's common stock for $1,000,000. The proceeds from the stock subscription were used to pay down the advances received from LARCAN.

Sales to Affiliates

Sales to an affiliate of the Company's major stockholder, LARCAN, were approximately $572,000, $55,000 and $0 for the years ended June 30, 1995, 1994 and 1993, respectively.





Note 6 - Income Taxes

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The measurement of deferred tax assets is reduced if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred income taxes at a tax rate of 37% are comprised of the following:

                    June
30


      1995

1994


Deferred tax assets



	Allowance for doubtful accounts
	$	75,000
	$	49,000

	Inventory
		257,000
		258,000

	Accrued vacation and other
liabilities
		68,000
		22,000

	Accrued warranty and other reserves
		12,000
		50,000

	Research and development
		84,000
		104,000

	Net operating loss carryforwards
		1,086,000
		852,000


		1,582,000
		1,335,000

	Valuation allowance on deferred tax
assets

	(1,567,00
0)

	(1,317,00
0)

	Net deferred tax asset
		15,000
		18,000





	Deferred tax liability - equipment
and improvements depreciation

		(15,000)

		(18,000)





Net deferred taxes
	$	-
	$	-

A valuation allowance of $1,567,000 and $1,317,000 as of June 30, 1995 and 1994, respectively, has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of these items.

The Company has available, for federal income tax purposes, net operating loss carryforwards of approximately $2,900,000 which expire in varying amounts through 2008. The Company's net operating loss carryforwards, computed under the provisions of the alternative minimum tax, are not significantly different from the Company's regular net operating loss carryforwards. In addition, due to the change in control of stock ownership of the Company (Note 8), the Company's utilization of its net operating losses, which were incurred prior to the change in control, are subject to an annual limitation. The annual limitation of the net operating loss carryforwards incurred prior to the change in control, which total approximately $575,000, is approximately $38,000 before adjustment for any limitation amount not utilized in prior years.





Note 7 - Commitments and Contingencies

ESOP

The Company terminated its Employee Stock Ownership Plan (ESOP) in 1993. In connection with the termination of the ESOP, participants will receive shares of the Company's common stock. The amount to be received will equal the participant's vested interest in the fair value of the ESOP's assets as of the termination date.

Leases

The Company has a noncancelable operating lease for its office and manufacturing facility. The lease, which expires April, 1998, provides for an increase in rental payments based on increases in the Consumer Price Index. In addition, the Company is required to pay property taxes, insurance and maintenance costs relating to the leased facility. The Company has also entered into certain other noncancelable operating leases extending through 1998. As of June 30, 1995, the Company's future minimum rental commitments under these operating leases are as follows:

	Fiscal Years Ending June 30,



	1996
	$	356,000

	1997
		335,000

	1998
		256,000




	Total minimum lease
payments
	$	947,000

Total rental expense under operating leases for the fiscal years ended June 1995, 1994, and 1993 was $356,000, $360,000 and $300,000,
respectively.

Litigation

On June 8, 1995, the Company was named as a defendant in a lawsuit filed in the federal District Court of the District of Colorado by a competitor who alleges that the Company has made, used, sold and/or induced others to use television transmitters that infringe on the competitor's alleged patent. Although the outcome cannot be predicted with certainty, it is management's opinion that the litigation will be settled on terms which will not have a materially adverse impact upon the Company or its financial condition.





Note 8 - Stockholders' Deficit

Preferred Stock

During 1995, the Company amended its Articles of Incorporation to provide for 1,000,000 shares of preferred stock, $1.00 par value, with such rights, preferences, designations and to be issued in such series as to be determined by the Company's Board of Directors.

In June 1995, the Board of Directors created Series A, 5% cumulative convertible preferred (Convertible Preferred) stock value at $1.00 per share. The maximum issuable shares under the series is 500,000 shares. Holders of the Convertible Preferred shares shall be entitled to dividends as declared by the Board of Directors at $.05 per share.

The Convertible Preferred stockholders, in the event of liquidation of the Company, will receive an amount equal to $1.00 per share plus declared and unpaid dividends before any holder of common stock receives any amount.

The Convertible Preferred stock is redeemable at the sole discretion of the Company. Subsequent to January 1, 1997, each Convertible Preferred share is convertible into common stock by multiplying the number of shares times the "liquidation value" divided by $.10.

In June 1995, the Company's majority stockholder subscribed 500,000 shares of the Convertible Preferred stock for $500,000 cash. The stock was formally issued subsequent to June 30, 1995.

Common Stock

In June 1995, the Company amended its Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 shares to 30,000,000. All authorized share information has been restated to retroactively reflect the change in authorized shares.

Issuance of Common Stock

In 1993, LARCAN acquired 3,636,364 of authorized but unissued shares of the Company's common stock for $1,000,000 and 416,831 shares of the Company's common stock from existing shareholders.

Common Stock Subscription

In June 1995, the Company's majority stockholder subscribed 5,000,000 shares of the Company's common stock for $500,000. The stock was formally issued subsequent to June 30, 1995.





Note 8 - Stockholders' Deficit (continued)

Stock Option Plan

In June 1983, the Company adopted an Incentive Stock Option Plan (the
Plan) which, as amended in February 1986, allowed the issuance of up to 687,500 shares of both incentive stock options (ISOs), as amended, and non-qualified options (NQOs), which are options that do not qualify as ISOs. Under the Plan, any employee of the Company, including salaried officers and directors, could be granted options to purchase common stock of the Company. The Plan expired in June 1993. Stock options granted pursuant to the terms of the Plan continue to be governed by the Plan's provisions.

The following is a summary of changes in the qualified options for the last three years:

Number of
Option Price



Shares
Range Per
Share


Outstanding at June 26, 1992
		294,108
	$	.84 -
2.50

	Granted
		172,000
		.44 -
 .56

	Canceled
		(157,088)
		.84 -
1.38

Outstanding at June 25, 1993
		309,020
		.44 -
2.50

	Granted
		-
		-

	Canceled
		(158,688)
		.28 -
 .64

Outstanding at June 30, 1994
		150,332
		.28

	Granted
		-
		-

	Canceled
		(38,566)
		.28

	Exercised
		(1,000)
		.28

Outstanding at June 30, 1995
		110,766
	$	.28





Total exercisable at June 30, 1995
		104,098
	$	.28

Effective October 15, 1993, the Board of Directors authorized a resolution which reset all qualified options to $.28 per share.


Note 9 - Concentration of Credit Risk

The Company operates in one industry segment and sells some products in foreign markets. Export sales totaled $1,322,000, $4,047,000 and $1,437,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. During the year ended June 30, 1995, 59 percent of export sales were to Saudi Arabia. In fiscal 1994, 54 percent of export sales were to Nigeria. There were no geographic areas included in export sales which totaled 10 percent or more of total sales for the fiscal year ended June 26, 1993.





Note 9 - Concentration of Credit Risk (continued)

Sales to international customers are subject to unique risks which are not present in sales to domestic customers. The Company attempts to mitigate these risks by carefully considering the political and economic conditions in a foreign country along with the financial viability of its customer before doing business there. For international customers, sales are priced in U.S. dollars to avoid currency fluctuations and are sold under irrevocable letters of credit, which are usually confirmed by a major U.S. bank when the political, economic, or financial viability is uncertain.

Generally, it is the Company's policy to obtain a cash advance from its domestic customers of approximately 35 percent of the sales price prior to commencement of production. Subsequently, progress payments are received during the production of the equipment.

The Company had individual customers whose sales accounted for 12, 25 and 0 percent of total sales during the years ended June 1995, 1994 and 1993, respectively.



LARCAN-TTC, INC.

16


17

3

LARCAN-TTC, INC.

F - 30






F - 1

F - 2


LARCAN-TTC, INC.

[FN]
See notes to financial statements.
F - 6


[FN]
See notes to financial statements.


F - 7

LARCAN-TTC, INC.

See notes to financial statements.

F - 7

LARCAN-TTC, INC.

Notes to Financial Statements

F - 18


F - 17

28

29

28