Form 10-Q
period 1995-12-31
LARCAN TTC INC
filed 1996-02-15
CIK 700800

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1995

                             OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OR THE SECURITIES EXCHANGE ACT OF 1934

            For the period from ______ to ______

                 Commission File No. 0-11359

                       LARCAN-TTC INC.
   (Exact Name of Registrant as Specified in its Charter)

                        DELAWARE			                         	52-0854061
              (State or Other Jurisdiction of		            	(IRS Employer
               Incorporation or Organization)		              ID Number)

                 650 South Taylor Avenue, Louisville, Colorado 80027 (Address of Principal Executive Offices, Including Zip Code)


                                  (303) 665-8000
                           (Registrant's Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common
Stock, par value $0.04 as of December 31, 1995 was 11,543,934 shares.











                       LARCAN-TTC INC.


                          CONTENTS


                PART I. FINANCIAL INFORMATION

                                                       			 		            Page
Item 1 	Balance Sheets -- December 31, 1995 and June 30, 1995          	   3

        Statements of Operations -- Six months ended December 31, 1995     4

        Statement of Cash Flows -- Six months ended December 31, 1995      5

       	Notes to Financial Statements                                     	6

Item 2  Management's Discussion and Analysis of
        Results of Operations and financial condition                      7



                           PART II. OTHER INFORMATION

Item 1	 Legal Proceedings                                              				8

Item 2 	Changes in Securities                                          				8

Item 3 	Defaults on Senior Securities                                  				8

Item 4	 Submission of Matters to a Vote of Security Holders              		8

Item 5 	Other Information                                              				8

Item 6 	Exhibits and Reports on Form 8-K                               				8

       	Signature Page                                                 				9












                       LARCAN-TTC INC.
                       BALANCE SHEETS
                         (Unaudited)
                           ASSETS
                                        			      December     	     June
                                        			      31, 1995        	30, 1995

CURRENT ASSETS
   Cash and cash equivalents                     $ 97,000          $118,000
   Trade accounts receivable less
   allowance for doubtful accounts of $209,000    460,000           350,000
   (December) and $203,000 (June)
   Inventories (Note C)                         2,423,000         1,564,000
   Other                                            4,000            10,000
      TOTAL CURRENT ASSETS                      2,984,000         2,042,000


   Equipment and Improvements                   1,879,000          1,788,000
   Less accumulated depreciation and
   amortization                                 1,644,000          1,601,000
   Net equipment and Improvements                 235,000            187,000

   Other Assets                                    19,000             19,000

   TOTAL ASSETS                                 3,238,000          2,248,000

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of Credit                               $ 200,000          $ 200,000
   Note Payable                                    29,000             70,000
   Advances from Stockholder                    2,550,000          1,575,000
   Accounts Payable-Trade                       1,311,000           735,0000
   Salaries, wages and employee benefits          192,000            177,000
   Accrued expenses and other liabilities         112,000            100,000
   Accrued warranty and other reserves             32,000             34,000
   Customer Advances (Note D)                     743,000            482,000
   Other                                            1,000                  0
      TOTAL CURRENT LIABILITIES                 5,170,000          3,373,000

LONG-TERM LIABILITIES                                   0                  0
      TOTAL LIABILITIES                         5,170,000          3,373,000

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value;
1,000,000 shares authorized
Series A 5% cumulative convertible,
500,000 (Dec) and no (June) shares
issued and outstanding,liquidation
preferences $1.00 per share                       500,000                 0
Series A subscribed, 500,000 shares		                   0           500,000
Common stock, $0.04 par value;
30,000,000 shares authorized,
11,543,934 (Dec) and 6,543,934
(June) shares issued				                          462,000            262,000
Common stock, subscribed, 5,000,000
shares						                                            0            200,000
Additional paid-in capital                      4,745,000          4,744,000
Accumulated deficit                            (7,629,000)        (6,821,000)
Common stock held in treasury, at
cost; 1,797 shares				                            (10,000)           (10,000)

TOTAL STOCKHOLDERS' EQUITY                     (1,932,000)        (1,125,000)


TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         3,238,000          2,248,000


                       LARCAN-TTC INC.
                   STATEMENTS OF OPERATIONS
                         (Unaudited)



                         		THREE MONTHS ENDED           SIX MONTHS ENDED
                        			December    December    	    December  December
                         		31, 1995      31, 1994      	31, 1995  31, 1994

SALES                    		$2,022,000  $1,807,000      $3,052,000  $3,470,000

COST OF GOODS SOLD       	  1,689,000   1,429,000       2,617,000   2,788,000

OPERATING EXPENSES:
   Selling, general and
   administrative			          397,000     402,000         760,000     809,000
   Research and
   development                193,000     146,000         458,000     286,000

TOTAL EXPENSES              2,279,000   1,977,000       3,835,000   3,883,000


INCOME (LOSS) FROM
OPERATIONS                   (257,000)   (170,000)       (783,000)   (413,000)


OTHER INCOME (EXPENSE)
   Interest expense           (7,000)      (9,000)        (13,000)    (22,000)
   Other income               (9,000)           0         (12,000)     (5,000)
TOTAL OTHER                  (16,000)      (9,000)        (25,000)    (27,000)

NET INCOME (LOSS)          $(273,000)   $(179,000)      $(808,000)  $(440,000)

NET INCOME (LOSS) PER
COMMON SHARE                  $(0.02)      $(0.03)         $(0.09)     $(0.07)


WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING               11,543,934    6,542,934        9,043,934   6,542,934

















                               LARCAN-TTC INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                             		  SIX MONTHS ENDED
                                        		 December               December
                                        		 31, 1995                31, 1994

OPERATING ACTIVITIES
Net Income (Loss)                          $(808,000)              $(440,000)

Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
   Depreciation & Amortization                43,000                62,000
   Provision for losses on A/R                 7,000                 2,000
   Provision for losses on inventory          22,000                13,000
   Gain on disposal of assets                      0                     0
Change in operating assets and
liabilities:
   Trade A/R                                 (116,000)              (321,000)
   Inventories                               (881,000)               205,000
   Other Current Assets                         6,000                (93,000)
   Trade A/P                                  576,000                121,000
   Salaries, Wages & Benefits                  15,000                (71,000)
   Accrued Expenses & Other Liabilities        12,000                 15,000
   Accrued Warranty & Other Reserves           (2,000)               (20,000)
   Customer Advances                          261,000                312,000
   Other                                        1,000                      0

Total adjustments                             (56,000)               225,000

Net Cash used in operating activities        (864,000)              (215,000)

INVESTMENT ACTIVITIES:
Purchase. of Equip. & Improvements            (91,000)               (32,000)
(Incr.) Decrease in Other Assets                    0                      0
Net Cash used in invest activities            (94,000)               (32,000)

FINANCING ACTIVITIES:
Advances from affiliates                      975,000                600,000
Borrowing on Notes Payable                          0                      0
Payment on Notes Payable                      (41,000)              (400,000)
Principal payments on L/T Dt                        0                 (1,000)
Proceeds from issuance of Common Stock              0                      0
Net Cash provided by Financing Activities     934,000                199,000

Increase/Decrease in Cash                     (21,000)               (48,000)

Cash and cash equivalents at the
beginning of the fiscal year		                118,000                195,000

Cash  and cash equivalents at the end
of  six months				                            	97,000                147,000

Supplemental Disclosures of  Cash Flow
Information:

Cash Paid during the six months for
interest	                                 	 			13,000                22,000


                                      LARCAN-TTC INC.
                              NOTES TO FINANCIAL STATEMENTS



A. Reference is made to Note A of the financial statements included in LARCAN-TTC INC. (the Company) annual report on Form 10-K for the year ended June 30, 1995, which describes the accounting policies of the Company and its' subsidiary for annual reporting purposes.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the Company's financial position, and the results of its' operations and cash flows for the periods presented.

B. The results of operations for the six-month period ended Decmeber 31, 1995, are not necessarily indicative of results to be expected for the full year.

C.   Inventories consisted of the following:

                                      December 31,       June 30,
                                          1995             1995
                                               (Unaudited)

            Parts, Raw
            Materials and
            Subassemblies           $   1,793,000    $  1,452,000
            Work-in-process               630,000         112,000
            Total Inventories        $  2,423,000    $  1,564,000



D.   Other Matters

     In the normal course of business, the Company often receives customer advances at the time an order is accepted. Certain of these advances may be refunded according to the terms of the underlying sales contracts. Also, there may be various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, etc., which are not reflected in these financial statements. No losses are anticipated as a result of these commitments and contingencies.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION



Operating Results

Net revenues for the second quarter of fiscal year 1996 increased 12% ($215,000) over the same period in the prior year. High power television shipments generated the increase and for the first six months are now double a year ago. Sales of radio and low power television are lower than last year and as a result total sales are $418,000 (12%) unfavorable to the first six months of last year.

At December 31, 1995, sales booked but not yet shipped were $2,947,000. This compares favorably to the backlog at year end June 30,1995 of $1,099,000.

Selling, general and administrative (SG&A) expenses during the second quarter were $397,000 compared to $363,000 in the first quarter and $402,000 a year ago. Year to date expenses of $760,000 are 6% ($49,000) less than last year at this time.

Research and development (R&D) costs in the second quarter increased $47,000 (32%) from second quarter 1995 continuing to reflect the increased cost of new product development.
For the year research and development expenses have increased 60% over fiscal 1995.


Capital Resources

Working capital declined $329,000 from the first quarter of fiscal 1996 to ($2,186,000). Operating losses and capital acquisitions accounted for the decline. At this time last year working capital was ($1,255,000). Over the six months working capital has declined $885,000.

As of December 31, 1995, the Company's short term bank borrowings under its revolving line of credit were $200,000 unchanged from June. Since June $975,000 has been recieved in loans from the parent corporation.













                PART II.    OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The lawsuit previously reported in the 10K has been settled with no financial consequence to the company.


ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.
























                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its' behalf by the undersigned thereunto duly authorized.




LARCAN - TTC INC.
                ____________________________________________
                                                (Registrant)




Date: February 14, 1995            ___________
                                 P. Clyde Turner
                                  Director





Date: February 14, 1995     _________________________________
                                     M.P. Gagnon
                                 Corporate Treasurer





Date: February 14, 1995   _________________________________
                                    G. James Wilson
                                      President