Form 10-Q
period 1996-03-31
LARCAN TTC INC
filed 1996-05-15
CIK 700800

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C. 20549

                             FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

                              Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, par value
 $0.04 as of March 31, 1996 was 11,543,934 shares.

                              LARCAN-TTC INC.


                                CONTENTS


PART I. FINANCIAL INFORMATION
										                                                 											Page

Item 1
Balance Sheets -- March 31, 1996 and June 30, 1995	                  			3

Statements of Operations -- Three months ended March 31,1996
and 1995 and the Nine Months ended March 31, 1996 and 1995			          	4

Statement of Cash Flows -- Nine months ended March 31, 1996 and 1995  		5

Notes to Financial Statements	                                   							6

Item 2
Management's Discussion and Analysis of Results of Operations
and Financial Condition						                                         		7



PART II. OTHER INFORMATION

Item 1
Legal Proceedings		                                             							8

Item 2
Changes in Securities	                                         								8

Item 3
Defaults on Senior Securities	                                  							8

Item 4
Submission of Matters to a Vote of Security Holders		                		8

Item 5
Other Information						                                             			8

Item 6
Exhibits and Reports on Form 8-K	                                						8


Signature Page				                                                					9











                               			LARCAN-TTC INC.
		                             			BALANCE SHEETS
                              					(Unaudited)
					                               	ASSETS

                                                 								March 31, 		June 30,
							                                                   	1996	    	 	1995

                                 CURRENT ASSETS
   Cash and cash equivalents				                      	$  211,000 		$ 118,000
   Trade accounts receivable less allowance
     for doubtful accounts of $217,000 (March)
     and $203,000 (June)	                                	437,000     350,000
   Inventories (Note C)					                           	2,085,000   1,564,000
   Other                                           								40,000		    10,000
      TOTAL CURRENT ASSETS		                         			2,773,000   2,042,000

   Equipment and Improvements				                     		1,887,000   1,788,000
   Less accumulated depreciation
     and amortization                                   1,668,000   1,601,000
Net equipment and Improvements                            219,000     187,000

Other Assets                                               19,000      19,000

TOTAL ASSETS                                            3,011,000   2,248,000


                   			LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of Credit						                                $       0   $  200,000
   Note Payable                                            7,000       70,000
   Advances from Stockholder                           3,400,000    1,575,000
   Accounts Payable-Trade                              1,126,000      735,000
   Salaries, wages and employee benefits                 142,000      177,000
   Accrued expenses and other liabilities                 50,000      100,000
   Accrued warranty and other reserves                    32,000       34,000
   Customer Advances  (Note D)                           754,000      482,000

      TOTAL CURRENT LIABILITIES                        5,511,000    3,373,000

LONG-TERM LIABILITIES                                          0            0

      TOTAL LIABILITIES                                5,511,000    3,373,000


STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par value;
 1,000,000 shares authorized
   Series A 5% cumulative convertible, 500,000
   (March) and no (June) shares issued and
   outstanding, liquidation preferences
   $1.00 per share 		                             			  500,000        -------
Series A subscribed, 500,000 shares                    -------        500,000
Common stock, $0.04 par value; 30,000,000 shares
   authorized, 11,543,934 (Mar) and 6,543,934
   (June) shares issued                                462,000        262,000
Common stock, subscribed, 5,000,000 shares             -------        200,000
Additional paid-in capital                           4,745,000      4,744,000
Accumulated deficit                                 (8,197,000)    (6,821,000)
Common stock held in treasury, at cost; 1,797 shares   (10,000)       (10,000)

TOTAL STOCKHOLDERS' EQUITY                          (2,500,000)    (1,125,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           3,011,000      2,248,000




                              LARCAN-TTC INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                March 31,  March 31,     March 31,    March 31,
                                 1996       1995          1996         1995

NET SALES                     $2,305,000  $1,145,000   $5,357,000   $4,615,000


COST OF GOODS SOLD             2,277,000   1,009,000    4,894,000    3,797,000

OPERATING EXPENSES:
   Selling, general and
    administrative               371,000     407,000    1,131,000    1,216,000
   Research and development      218,000     158,000      676,000      444,000

TOTAL EXPENSES                 2,866,000   1,574,000    6,701,000    5,457,000

INCOME (LOSS) FROM
  OPERATIONS                    (561,000)   (429,000)  (1,344,000)    (842,000)

OTHER INCOME (EXPENSE)
   Interest expense               (3,000)     (8,000)     (16,000)     (30,000)
   Other income                   (4,000)    (11,000)     (16,000)     (16,000)
TOTAL OTHER                       (7,000)    (19,000)     (32,000)     (46,000)

NET INCOME (LOSS)             $ (568,000) $ (448,000) $(1,376,000)  $ (888,000)

NET INCOME (LOSS)
 PER COMMON SHARE             $    (0.05) $    (0.07) $     (0.14)  $    (0.14)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING   11,543,934   6,542,934    9,877,267   6,542,934





                                   LARCAN-TTC INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                        March 31,  March 31,
                                                          1996       1995

OPERATING ACTIVITIES
Net Income (Loss)                                     $(1,376,000)  $ (888,000)

Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
   Depreciation & Amortization                             67,000       94,000
   Provision for losses on A/R                             14,000        5,000
   Provision for losses on inventory                       29,000       20,000
Change in operating assets and liabilities:
   Trade A/R                                             (101,000)      86,000
   Inventories                                           (550,000)     (62,000)
   Other Current Assets                                   (30,000)     (11,000)
   Trade A/P                                              391,000      (30,000)
   Salaries, Wages & Benefits                             (35,000)    (100,000)
   Accrued Expenses & Other Liabilities.                  (50,000)    (138,000)
   Accrued Warranty & Other Reserves                       (2,000)     (22,000)
   Customer Advances                                      272,000      365,000

Total adjustments                                           5,000      207,000

Net Cash used in operating activities                  (1,371,000)    (681,000)

INVESTMENT ACTIVITIES:
Purchase. of Equip. & Improvements                        (99,000)     (41,000)

Net Cash used in invest activities                        (99,000)     (41,000)

FINANCING ACTIVITIES:
Advances from affiliates                                1,825,000    1,050,000
Borrowing on Notes Payable                                      0            0
Payment on Notes Payable                                 (263,000)    (400,000)
Principal payments on L/T Debt                                  0       (2,000)
Proceeds from contributed capital                           1,000            0

Net Cash provided by Financing Activities               1,563,000      648,000

Increase/Decrease in Cash                                  93,000      (74,000)

Cash and cash equivalents at the
beginning of the fiscal year                              118,000      195,000

Cash  and cash equivalents at the
end of  nine months                                       211,000      121,000

Supplemental Disclosures of Cash Flow Information:

Cash Paid during the nine months for interest              16,000       30,000







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


B.	The results of operations for the nine-month period ended March 31, 1996, are not necessarily indicative of results to be expected for the full year.


C.	Inventories consisted of the following:

                                               March 31, 1996   June 30, 1995
                                                         (Unaudited)

Parts, Raw Materials and Subassemblies         $ 1,641,000        $ 1,452,000
Work-in-process                                    444,000            112,000

Total Inventories                              $ 2,085,000        $ 1,564,000


D.	Other Matters

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      				OPERATIONS AND FINANCIAL CONDITION

Operating Results
Third quarter revenues of fiscal year 1996 were higher than any previous
quarter in the last two years.   Net revenues for the quarter increased 14%
($283,000) over the previous quarter and 101% ($1,160,000) over the same period in the prior year. Driven by increased sales of RMS transmitters and strong international radio sales, the low power television and radio product
lines increased significantly from each of the prior two quarters.   Year to
date revenues are 16% ($742,000) higher than a year ago due to increased demand in the high power product line.

As of March 31, 1995, sales booked but not yet shipped were $2,124,000.
This compares favorably to the backlog at year end June 30,1995 of $1,099,000. The improvement is due primarily to high power television orders.

Selling, general and administrative (SG&A) expenses during the third quarter were $371,000 compared to $407,000 a year ago reflecting management instituted cost containment efforts. Year to date expenses of $1,131,000 are 7% ($85,000) less than prior year.

Research and development (R&D) costs in the third quarter increased $60,000 (38%) from the prior year's third quarter as improvements continue to be
engineered into the RMS series and new models developed.   Reflecting the
company's commitment to new product development, year to date research and development expenses have increased 52% ($232,000) over fiscal 1995.


Capital Resources

Operating losses in the quarter caused working capital to decline $552,000 from the second quarter of fiscal 1996 to ($2,738,000). At this time last year working capital was ($1,678,000). Since the beginning of the current fiscal year working capital has declined $1,407,000 reflecting fiscal year operating losses.

As of March 31, 1996, the Company's short term bank borrowings under its revolving line of credit ($200,000) were temporarily paid off . Since June 30, 1995 $1,825,000 has been received in loans from the parent corporation.






PART II.    OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
The lawsuit previously reported in the 10K has been settled with no financial consequence to the company.


ITEM 2. CHANGES IN SECURITIES.
None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
None.