Form 10-K
period 1996-06-30
LARCAN TTC INC
filed 1996-10-15
CIK 700800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fm such shorter period that the registrant was required to file such reports),and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No _____
	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
	The aggregate market value of the voting stock held by non-affiliates of the registrants as of June 30, 1996 was $661,500 (based on the average of the closing bid and asked prices on June 30, 1996)
	The number of shares outstanding of the registrant's Common Stock, par value $0.04, as of June 30, 1996 was 11,543,934 shares.
                   This Form 10-K consists of 43 pages


	.
                       INDEX



PART I
                                                                   Page
Item 1              Business                                       	3
Item 2              Properties                                     	12
Item 3              Legal Proceedings                              	13
Item 4              Submission of Matters to a Vote of Security Holders	13


PART II

Item 5              Market for Registrant's Common Stock and
                         Related Stockholder Matters	                13
Item 6              Selected Financial Data                         	14
Item 7              Management's Discussion and Analysis
                         of Financial Condition and Results of Operations	15
Item 8              Financial Statements and Supplementary Data	     17
Item 9              Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure	     17


PART III

Item 10            Directors and Executive Officers of the Registrant	18
Item 11            Executive Compensation	                            20
Item 12            Security Ownership of Certain Beneficial
                         Owners and Management	                       22
Item 13            Certain Relationships and Related Transactions	    24


PART IV

Item 14            Exhibits, Financial Statement Schedules,
f                         and Reports on Form 8-K	                     25



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


During June, 1995 LARCAN INC. subscribed for an additional 5,000,000 common shares for $500,000 and for 500,000, 5% cumulative convertible, preferred shares for $500,000. The subscribed shares were issued in October 1995. LARCAN controls approximately 78 percent of the company's outstanding common stock as of June 30, 1996.


LARCAN was established in 1981 when the employees of Canadian General Electric (CGE), in association with LeBlanc & Royle Enterprises Inc., purchased CGE's broadcast operation. LARCAN and its predecessor have been a major supplier of VHF (Channels 2-13) television transmitters for over 35 years. LARCAN designs, manufactures, sells, and services VHF solid state television transmitters with powers from 10 watts to 60,000 watts and has recently manufactured and delivered (newly developed) 10,000 watt solid state UHF transmitters. It is believed by the Company's management that ,with the LARCAN investment,the Company will be in a much better position to serve the broadcast industry worldwide, as both companies now have a complete product line to meet the users' needs.


The Company is a fully integrated producer of television (TV) and FM radio transmission equipment. At its Louisville, Colorado facility, the Company designs, develops, and manufactures a variety of FM and television broadcast transmitters/translators including low power television (LPTV) equipment and high power UHF television equipment. The Company also provides system design services, sells accessory items manufactured by the Company and others, and performs installation as requested by its customers.


ITEM 1. BUSINESS (Continued)
The Company operates in one market segment both internationally and domestically. The ratio of international and domestic sales to the Company's total sales for each of the last three fiscal years is shown in Table 1.

Table 1.  Percent of Sales by Market

						      Fiscal Years Ended June
             						1996			1995			1994
		International			 37%			 21%			 47%
		Domestic			      63%			 79%			 53%

The Company's major products and markets are described below.

TRANSLATORS AND LOW POWER TELEVISION (LPTV)

Translators (sometimes known as transposers in the international marketplace)
 function to rebroadcast the signal of a regular (primary) radio or TV station automatically. They operate unattended, and retransmit the signal of the primary station on a different (translated) channel. They are commonly financed as a public service by local organizations or governmental entities.
  They may also be owned and operated by primary stations to extend their signal into areas which are not able to receive a clean signal.
In contrast, LPTV stations have Federal Communication Commission (FCC) authority to originate programs. Some of these stations operate a small general purpose studio, while others maintain no studio, but continuously transmit programs obtained from external sources. These purchased programs may be delivered directly to the transmitter by satellite. While the low transmitter power restricts the coverage area, LPTV stations operate under much more flexible and less complex rules than traditional "full servce TV stations.LPTV stations typically have much smaller start-up costs and operating budgets. As a result, they are feasible as either commercial or non-profit stations serving a small community or a specialized audience with an interest in a particular programming format. The state of the Low Power and translator market is shown in Table 2.

Table 2.  State of Low Power TV Industry

										            Construction
										            Permits Issued
          							Licensed		   (Pre-Licensed)

		Translators				 5,622			            550
		Low Power TV			 1,877			         1,512

  Source:  Television & Cable Action Update (August 19, 1996)



ITEM 1. BUSINESS (Continued)
The Company believes that there may be pent-up demand in this market since holders of Construction Permits (CP's) risk losing their right to build and license the station if the station is not built and licensed within 18 months of the issuance date of the CP. The Company believes that its continued commitment to the domestic LPTV/Translator market has allowed the Company to maintain its market share. In addition the introduction in fiscal 1997 of the RMS1000 will generate market penetration at the 1kW level. In the international market, more and more countries are looking at LPTV/Transposers as a methos of extending television service into small villages and rural communities. The Company continues to actively pursue this market.

One watt to 1kW television products are normally considered by the Company to be in the low power transmitter/translator class. The range of list prices for the Company's line of translators and LPTV transmitters is $4,195 to $42,500. This price is dependent primarily on the power level of the transmitter, with special features, if any, also having an impact.

The percentage of net sales that this product group accounted for is shown on line 1 of Table 3.

Table 3.  Percent of Net Sales by Product Category

						                Fiscal Year Ended June
              						1996			1995			1994
		LPTV/Translators		 40%			 56%			 50%
		High Power TV	   	 40%			 16%			 30%
		FM Radio			        18%	 		 23% 		 	 18%
		Other				           2%			  5%			  2%

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

Table 4.  State of TV Industry

                     							VHF		  UHF	  	TOTAL
		Stations Operating	   		  684		  879		  1,563
		Construction Permits		   	12		    86		     98
		Applications on File		   66		   323		     389

Source:  Television & Cable Action Update (August 26, 1996)

ITEM 1. BUSINESS (Continued)

The Company believes those agencies responsible for telecommunications around the world will continue to authorize a steady expansion of the number of UHF television stations.

Transmitters rated at greater than 1kW constitute the Company's UHF high power television broadcasting line. In major metropolitan areas, UHF transmitters may be rated as high as 280kW.

In fiscal 1991 the Company completed the development of an "Inductive Output Tube" (IOT) UHF transmitter. This transmitter uses an "IOT/Klystrode type" tube to deliver RF energy to the antenna. Much of the engineering effort during fiscal 1996 has gone into refining the second generation of the IOT/Klystrode transmitter, known as the HDR Series. One of the primary advantages of the "IOT/Klystrode type" is that power consumption is reduced by approximately 60 percent over the more conventional "klystron type" transmiter. The Company currently markets "IOT/Klystrode type" tranmitters ranging in power from 10kW to 240kW.

In addition, during fiscal 1996 the Company continued to devote substantial resources and talent to the development of product for the High Definition Television (HDTV) Standard that will be adopted for the next generation of U.S. television service. Company employees participated as members of the FCC subcommittees which are supervising both the laboratory and field testing of the various proposed HDTV systems. During fiscal 1993, the FCC delayed the HDTV development schedule in order to create a standardized digital format that could be used in the HDTV system that will eventually be adopted by the FCC.During fiscal 1994, this standardization was accomplished. Testing was reinstituted with the first stage of field test completed in June 1994. The Company believes its low power solid-state products will successfully pass a digital HDTV signal and that the "IOT/Klystrode type" transmitter will be an ideal originating transmitter for higher power primary stations broadcasting digital HDTV signal.

Under proposed FCC HDTV rules, each primary broadcaster in the U.S. will be offered a second channel to be used for a simultaneous broadcast of HDTV while continuing to broadcast in NTSC (National Television Systems Committee) , the current broadcast standard, on their present channel. Virtually, all of these channel allocations will be in the UHF band. Broadcasters would have three years to apply for the HDTV channel and three years to construct the new broadcast facility (including the purchase of a new transmitter and begin broadcasting. The Company believes the potential demand created by most of the current 1,563 broadcasters (Table 4) purchasing a second transmitter for simulcast broadcast of HDTV signals offers a unique market opportunity to increase Company sales of its high power UHF products over the next several years. Accordingly, the Company continues in the development and advancement of products that are intended to position the Company to take full advantage of High Definition Television.

The current high power product line of the Company starts with a 10kW IOT/Klystrode; and extends to 60kW cabinets which can be combined to make transmitters of 240kW or more using IOT/ Klystrode tubes.




ITEM 1. BUSINESS (Continued)

This range of products enables the Company to position itself in the marketplace to capture significant high power business. The range of list prices for the Company's line of UHF high power transmitters ranges from $250,000 to $2,000,000. The price is based primarily on the power level of the equipment with special features and design configurations also having an impact.

The percentage of the Company's net sales that this product group accounts for is shown on Line 2 of Table 3.


FM RADIO TRANSMITTERS

The Company offers a full range of solid-state FM radio transmitters/transposers. This product line satisfies the technical requirements of the broadcast regulatory authorities of most countries and sales are made throughout the world.

The FM transmitter generates the necessary power to carry the station's program to the listening public on the assigned frequency. These transmitters range in power from 30 watts to 12kW. Customers include commercial and non-commercial broadcast organizations and governmental entities worldwide.

The range of list prices for the Company's FM radio transmitters/transposers is from $4,700 to $103,000. These prices are based primarily on the power level of the equipment.

The Company's radio product line includes a power line surge protector offered for use in all types of electronic installations. It also includes an FM broadcast exciter which can be sold as a stand-alone 30-watt transmitter or as an upgrade for older FM transmitters, regardless of manufacturer. The current sales volume in these products continues to be small but consistent.

The percentage of net sales that this product group accounted for is shown on Line 3 of Table 3.

SUPPLEMENTARY PRODUCTS AND ACCESSORIES

A number of products purchased by the Company from other manufacturers are offered to complement the Company's own products. Typical items are pre-amplifiers, filters, antennas, transmission line, studio equipment, and test equipment. These products are obtained from a number of different sources and no one supplier is considered critical. The Company estimates that less than 10 percent of its sales for the fiscal year ended June 1996 was derived from the resale of these products, exclusive of products sold as components of the Company's products or as part of an installed broadcast system.




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

GOVERNMENTAL REGULATION

Suppliers of broadcast transmitters intended for use in the more developed countries are generally required to obtain approval of the technical characteristics of their transmitters from the appropriate regulatory authority in their country. In the U.S., the Company must have FCC Type Acceptance/Notice of its transmitters. FCC requirements are generally less stringent than those imposed by competitive forces and, accordingly, the Company generally does not experience difficulties obtaining Type Acceptance rable acceptances in Canada for products sold in that country.

Customers of the Company constructing new broadcast stations of any class in the U.S. generally must obtain a permit from the FCC. Such a permit is granted to an applicant for an available channel based on an application showing that the proposed station would meet the technical, legal, and financial requirements of the FCC.

MARKETING

During fiscal 1996, the Company continued to refine its internal Sales and Marketing Department and its technical service and support capabilities, with the goal of exceeding industry standards. The Company continues to investigate new ways to enhance its marketing effort and maximize its market penetration.

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

One of the major goals of the Company has been to achieve significant penetration of the international low power and high power television markets
by making major sales to customers in developing countries.    The company
will continue to emphasize quality and customer satisfaction in expanding its market share.

The Company's export sales for each of the last three fiscal years are shown in Note 10 of the Notes to Financial Statements. The Company's export sales by significant geographic region as a percentage of total sales for each of the last three fiscal years are shown in Table 5.





ITEM 1. BUSINESS (Continued)

        Table 5. Export Sales by Significant Geographic Region
                          Fiscal Years Ended June 30

                                    1996   1995   1994
                      Middle East    25%    12%      0%
                      Far East        2%     0%      0%
                      Africa          0%     0%     25%
                      Other          10%     9%     22%
                      Total          37%    21%     47%

Backlog

The Company's backlog of unfilled orders for its major product lines is shown in Table 6.

                            Table 6. Order Backlog
                           Order Backlog at June 30
                                    1996        1995
LPTV/ Translators                 $639,000     $914,000
High Power TV                      667,000       89,000
FM Radio                            42,000       96,000
Total                           $1,348,000   $1,099,000

Substantially all of these orders are expected to be filled. Under the Company's sales terms and industry practice, some orders may be subject to cancellation by the customer. However the Company does not expect that a significant portion of the orders shown in the above table will be cancelled.

  SEASONAL VARIATION The Company believes that there is a nominal seasonal variation in the demand for its products (see Table 7).


                     Table 7. Percent of Sales per Quarter
                                  Fiscal Quarter Ending

                          September   December   March      June
Fiscal 1996                 14%          27%       30%       29%
Fiscal 1995                 27%          28%       19%       26%
Fiscal 1994                 19%          31%       27%       23%


   ITEM 1. BUSINESS (Continued) COMPETITION The Company's products compete in the marketplace on the basis of their performance characteristics, price, and the Company's reputation for the quality of its products and service to its customers. In the translator and LPTV market, the Company and its three domestic competitors ( Acrodyne, ADC/ITS, and EMCEE ) account for most of the sales of television tranlators and LPTV transmitters in the United States.

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

PRODUCT DEVELOPMENT
The Company's engineering and support group pursues product development efforts aimed at improving current products and developing new products.
Only a small effort is made toward applied research and none towards fundamental research. The Company expended $898,000, $615,000, and $623,000 respectively, for research and development during fiscal 1996, 1995, and 1994. Research and development on High Definition Television continues to be an on going expenditure commitment.

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


ITEM 1. BUSINESS (Continued)

CUSTOMERS

With the exception of Saudi Arabia and Canada, no individual region accounted for more than 10% of the company's sales in fiscal 1996. Sales in Saudi Arabia accounted for $1,800,000 or 25% of total sales in fiscal 1996 while sales to Canada through an affiliate company, LARCAN, were $792,000 or 11% of sales.

Sales to foreign customers are subject to unique risks which are not present in sales to domestic customers. The Company attempts to mitigate these risks by carefully considering the political and economic conditions in a foreign country along with the financial viability of its customer before doing business there. Generally, sales to foreign customers are priced in U.S. dollars to avoid currency fluctuations and are sold under irrevocable letters of credit, confirmed by a major U.S. bank, when the political, economic, or fiancial viability is uncertain.



                                 EMPLOYEES

The comparison of the labor force for fiscal years 1996, 1995, and 1994 is shown in Table 7.

                          Table 7. Employee Mix
                          Fiscal Years Ended June

                                       1996  1995   1994
Executive & Administrative               8     6     13
Manufacturing & Manufacturing Support   35    37     48
Sales & Marketing                        7     7      5
Engineering & Support                   12    12      9
Customer Service                         4     5      6
Total                                   66    67     81


ITEM 2. PROPERTIES

The Company occupies a 43,000 square foot facility in Louisville, Colorado under a five-year non-cancelable operating lease, expiring on April 30, 1998. The lease on the primary facility currently carries an annual lease cost of $334,000, subject to an annual increase based on the Consumer Price Index.
In addition, the lease is on a triple-net basis whereby the Company also reimburses the landlord for property taxes, property insurance, and property maintenance. The current facility will be sufficient for the Company's operation for the foreseeable future.




ITEM 3. LEGAL PROCEEDINGS

The litigation reported in prior year's 10K has been settled with no financial consequence to the company. There are no other legal issues outstanding.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 1996, the following matters were submitted for a vote of the shareholders at their annual meeting:

	NONE





PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
	   AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The OTC Bulletin Board under the trading symbol LTTC.

The high and low bid price for the Company's common stock for each quarter of the last two fiscal years is shown in Table 9.

Table 9.  Market Value of Common Stock

     Quarter Ending     High    Low
		September 30, 1994		  	4/16		 4/16
		December 31, 1994			   4/16		 4/16
		March 31, 1995			      3/16		 3/16
		June 30, 1995				      3/16		 3/16
		September 30, 1995			  3/16		 3/16
		December 31, 1995			   3/16		 3/16
		March 31, 1996			      4/16		 3/16
		June 30, 1996				      4/16   3/16

	 Source:  Monthly Statistical Reports, NASD (June 30, 1996)



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
	   AND RELATED STOCKHOLDER MATTERS (Continued)

The prices in Table 9 represent quotations between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

At June 30, 1996, the approximate number of holders of the Company's common stock was 480, including both record and beneficial shareholders in security position listings.

The Company has never declared or paid any cash dividends on its common stock and has no present intention of declaring such dividend in the future. The Company intends to retain all earnings, if any, for use in development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

Table 10, which has been derived from the Company's audited financial statements, shows selected financial data for the Company over the last five fiscal years. The financial statements of the Company for each of the three years in the periods ended June 30, 1996 are included at Item 8 of this document. The selected financial data as of the fiscal years ended June 1996, 1995, and 1994 should be read in conjunction with the Company's financial statements and related notes included elsewhere in this document


                       Table 10. Five Year Summary Data
                        (000's, except per share amounts)
                            Fiscal Year Ended June
                                 1996    1995    1994  1993   1992

Sales                            $7,474  $6,228  $8,649  $6,526 $9,645

Net (Loss) Income                (2,326) (1,562) (1,451) (1,198)    78

Net (Loss) Income Per Common Share (.23)   (.24)   (.27)   (.41)   .03

Total Assets                      3,339    2,248   3,105   2,871  3,707

Net Working Capital (Deficiency) (3,717)  (1,331)   (845)   (409)   606

Long Term Obligations                 0       0       2        6     21

Cash Dividends Per Common Share     None   None    None      None   None




   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the fiscal year ended June 30, 1996 the Company reported a net loss of $2,326,000. This compares to net loss of $1,562,000 and a net loss of $1,451,000 for the fiscal years ended June 30, 1995 and June 30, 1994, respectively. Overall sales increased 20% from 1995. The increase was due to domestic shipments of high power television. Sales of high power products became the company's largest product line for the first time. It is expected that this trend will continue as the company expands its market presence in this area.


Gross margin, as a percentage of sales, decreased in fiscal 1996 to 2 percent from 13 percent in fiscal 1995, which decreased from 18 percent in fiscal 1994. The decrease for fiscal 1996 was primarily due to insufficient sales volume to overcome fixed overhead costs, caused by (1) increased competition,
(2) the Company's product mix . Because the ratio of material cost to labor cost and its contribution to margin varies from product to product, changes in product mix can have a significant impact on the gross margin. This was especially apparent in fiscal 1996 as the Company continues to penetrate the power market arena where price competition is stiff. However this situation should change in the near future as market acceptance of the high power product line broadens. In the meantime the Company continues its efforts to reduce its manufacturing costs and improve its margins in all product lines.

Selling, general, and administrative (SG & A) expenses decreased to 21 percent of net sales as compared to 27 percent in both fiscal 1995 and fiscal 1994. The budgeting process that the Company instituted in fiscal 1996 helped to reduce costs an additional $122,000 or 7% from prior year
spending in spite of increased sales.   The Company is continuing to refine
its budgeting process to ensure that future sales increases do not lead to higher overhead in this area.

Research and product development costs for the fiscal year ended June 30, 1996 were 12 percent of sales compared to 10 percent for fiscal 1995 and 7 percent for fiscal 1994. The percentage increase from 1995 was due to increased expenditures for new product development. In addition to efforts in high power products the Rocky Mountain Series of low power products continues to be aggressively funded. In actual dollars spending levels increased 46% from prior year. An energetic research and development program is considered by management to be the future foundation upon which revenue growth will be based. Continued efforts in high definition television and improved documentation will be management priorities requiring an on going commitment in expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense as a percentage of sales remained at 1 percent as it has in each of the three preceding fiscal years. There was a decrease in actual dollars, however, for the third straight year. The decrease in 1996 was due to the continuing payoff of the bank line of credit. As in fiscal 1995 the Company received non-interest bearing advances from LARCAN (see Note 6 of the Company's audited financial statements included else-where in the document).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be adversely impacted by low sales
volumes and constrained margins.   The sales volumes in fiscal 1996 as in
1995 were not adequate to improve the Company's margins.  However, several factors will contribute to an improving outlook for the Company's operational performance in fiscal 1997:
	(1)	The continued emphasis on the Company's high powered transmitter product line along with a sharper focus on higher margin products in all product lines.
	(2)	The introduction in fiscal 1997 of the RMS1000 will generate market excitement at the 1kW level for  the Company's RMS series line.
	(3)	A continued emphasis on cost containment especially in overhead areas is expected to have a positive impact on operating margins.

At June 30, 1996 the Company had approximately $2,108,000 in trade accounts payable, compared to $735,000 on June 30, 1995. This represents a 187 percent increase in fiscal 1996. A large portion of the increase ($600,000) was due to intercompany advances for inventory purchases from LARCAN. The remainder was due to inventory purchases for high power projects and are current payables.

The deficiency in working capital grew to $3,717,000 from $1,331,000 in fiscal 1995 primarily due to the Company's net loss from operations of $2,326,000. This deficit continues to be financed primarily with loans from LARCAN.

Subsequent to fiscal 1996 the Company renegotiated its bank line of credit reducing the outstanding balance to $150,000 with an additional $50,000 term note. This represents a $50,000 decrease in current liabilities from June 30, 1996.

The Company's current ratio (current assets divided by current liabilities) at June 30, 1996, was .46, compared to .61 at June 30, 1995, and its quick ratio (cash and cash equivalent plus trade accounts receivable divided by current liabilities) was .19 at June 30, 1996 as compared to .14 at June 30, 1995. The Company's debt to equity ratio was (1.97) at June 30, 1996 as compared to (3.00) at June 30, 1995.

Due to the Company's current cash flow constraints, there are no current plans for significant capital expenditures. In addition, until the Company's operations provide adequate working capital, the Company will be dependent on its affiliates for its cash needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

This prospectus contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations based on current expectations that involve numerous risks and uncertainties. These plans involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.
Although the Company believes that the assumptions underlying the forward-looking staements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking staements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be acheived.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements required by this item are included in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	   ON ACCOUNTING AND FINANCIAL DISCLOSURE

		There are no changes in nor disagreements with accountants on any matters of accounting and financial disclosure.

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

		The following are the six members of the Company's Board of Directors.  The
 Directors listed herein with the exception of James Adamson became the
Company's Directors effective October 15, 1993.  James Adamson was appointed a Director on May 9, 1996 to replace P. Clyde Turner who retired March 30,
1996.

MEMBERS OF THE BOARD OF DIRECTORS

		Paul A. Dickie, age 54, has been a Director of the Company since October
15, 1993.  He joined LeBlanc & Royle Telcom Inc. as Controller in 1972.
During his years at LeBlanc & Royle, he rose steadily through the corporate ranks to his current position as President of LeBlanc & Royle Enterprises
Inc.  He oversees the operations of several of the companies in the LeBlanc
Group and is a member of the Board of Directors of LeBlanc & Royle
Enterprises Inc. and a number of its subsidiaries.  Prior to joining LeBlanc
& Royale, Mr. Dickie was employed by Touche Ross & Co., Chartered Accountants.
  While at Touche Ross, he received his CA designation.


		Dirk B. Freeman, age 61,  has been a Director of the Company since March
31, 1990.  He has a 36-year engineering and management history in the broadcast industry.  During the period from March 1987 to October 1988, he was the Vice President of Marketing at the Company.  Mr. Freeman started as a
Broadcast Engineer in the U.S. Army.  After the service, he spent a four-year period on the staff of the University of Michigan.  In 1961, Mr. Freeman joined the Broadcast Division of RCA.  In the next 21 years, he held a number of increasingly responsible engineering,sales,operations and marketing positions at RCA.  In 1982, Mr. Freeman left RCA to form Blair Media, Inc., a management consulting firm.  After founding Blair Media, Mr. Freeman was engaged in a number of successful projects in broadcast management. In March
1990 Mr. Freeman was elected to the Board of Directors. From March 1990 to
October 1994 he served as President of the Company. In October of 1995
Mr. Freeman resumed his activities with Blair Media. Mr. Freeman attended
Virginia Polytechnic Institute majoring in Business Administration.  He is also a graduate of the U.S. Army War College and a retired Colonel in the
U.S.Army Reserve.




		Nancy E. McGee, age 44, has been a Director of the Company since October
15, 1993.  She joined LeBlanc & Royle in 1978 as Controller.  Since that time, as the company grew and invested in various other businesses, she
assumed the role of Senior Vice President.   She is actively involved in the
finance and management areas of several companies in the LeBlanc group.
Before joining LeBlanc & Royle, Mrs. McGee was employed by Touche Ross & Co.
where she received her designation as a chartered accountant.  Mrs. McGee serves on the Boards ofLeBlanc & Royle Enterprises Inc. and a number of its subsidiaries.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)


		Byron W. St. Clair, Ph.D., age 71, has been a Director of the Company since its inception in 1967, Chairman of the Board since March 1986 and, additionally, serves as Secretary.  Dr. St. Clair was Chief Executive Officer
from the inception of the Company to March 1988 and from January 1990 to
March 1990.  Since March 1988, he has been active full-time in the Company's sales and engineering areas.  He was one of the founders and, from 1960 to
1965, the first President of Electronics, Missiles and Communications, Inc.
From 1957 to 1960, he was the Director of Research and Development for Adler
Electronics, Inc.  In thes respective time periods, these two companies were the dominant manufaturers of translators.  From 1965 to 1967, he was
General Manager of Hammarlund Mfg. Company and from 1967 to 1970,
Vice-president of Racal Communications, Inc. Dr. St. Clair received his B.S.
and M.A. degrees from Columbia University and a PH.D in physics from
Saracuse University.


		James D. Adamson, age 50, has been a Director of the company since May 9,
1996.  He joined LARCAN INC. in 1982 after serving in various capacities within Canadian General Electric.  In April 1993 he became Vice President of
 Marketing for LARCAN INC. and in April 1996 he succeeded P. Clyde Turner as
President. Also in April 1996 he was appointed to the Board of Directors of
LARCAN INC..



		G. James Wilson, age 62, was appointed President and CEO in late fiscal year 1995 and has been a Director of the Company since October 15, 1993.  He has been associated with the Broadcast Industry since 1962.  Prior to joining the LeBlanc Organization, he was with Andrew Corporation in the position of Canadian sales manager.  He joined LeBlanc and Royle in 1977 as
Sales Manager.  As the company grew, his responsibilities increased, and he assumed the role of Vice President, Sales and Marketing.  In 1984, a decision was made to form a U.S. sales and marketing organization to focus on the
U.S. broadcast market.  LDL Communications was formed, and Mr. Wilson was appointed to the position of President.  LDL is responsible for the sales and marketing of the products manufactured by LARCAN, LeBlanc, the Alan
Dick Company, and LARCAN-TTC.  Mr. Wilson serves on the board of LeBlanc
& Royale Enterprises Inc., and other boards within the organization.




OFFICERS AND SIGNIFICANT EMPLOYEES OF THE CORPORATION WHO ARE NOT ALSO MEMBERS OF THE BOARD OF DIRECTORS

	None.




ITEM 11. EXECUTIVE COMPENSATION

		The following table provides information concerning compensation for the fiscal years 1995 and 1994, paid to Mr. Dirk B. Freeman, the Chief Executive
Officer of the Company.  No corporate officers or employees received compensation exceeding $100,000 during any of these fiscal years.


              				ANNUAL COMPENSATION	             	LONG-TERM COMPENSATION
									                       	                     AWARDS 	PAYOUTS

NAME AND   Fiscal Salary Bonus Other Restricted      Options LTIP All Other
PRINCIPAL  Year                      Stock Awards     /SARS  Payouts
  POSITION          ($)    ($) ($)     ($)            ($)      ($)    ($)

Dirk B.
Freeman
(CEO)    1995
(through April 15)  65,500 -0- - 0- -   0-            -0-      -0- -   0-
         1994       80,000 -0-  -0-    -0-             -0-     -0-    -0-

   At June 30, 1996, Mr. Freeman did not hold any options to purchase any securities of the Company, he was not granted any such options during the fiscal year, and he did not exercise any options during the fiscal year.

During late fiscal 1995 and all of fiscal 1996, James Wilson was compensated through an affiliated entity. Compensation expense allocated from the affiliate was deemed immaterial to the Company.


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no options granted to executive officers in fiscal 1996.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There are no aggregated options or options exercised by executive officers as of and during the year ended June 30, 1996.


LONG-TERM INCENTIVE PLAN AWARDS

	None.



ITEM 11. EXECUTIVE COMPENSATION (Continued)


PENSION PLAN BENEFITS

	None.

COMPENSATION OF DIRECTORS

The Company paid no compensation to non-employee directors during the fiscal year ended June 30, 1996.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

	None.

REPORT ON REPRICING OF OPTIONS/SARs

None in 1996.


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

PERFORMANCE GRAPH
	Not applicable.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

		The following table displays certain information, as of June 30, 1996 with respect to (a) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock (voting securities) and/or Preferred shares, (b) each director of the Company and all nominees for director, and (c) all officers and directors of the Company as a group.  All stock ownership shown below is direct unless otherwise indicated.



                     	        Number of Shares                  	Percent
Name and Address           	Owned Beneficially                  of Class

LARCAN INC.	1)                   9,053,195                       	78.42
228 Ambassador Drive
Mississauga, Ontario
Canada L5T 2J2

Paul A. Dickie                       	None                        	-----
Director
650 South Taylor Avenue
Louisville, CO  80027

Dirk B. Freeman                   	905,803                         	7.85
Director/President
650 South Taylor Avenue
Louisville, CO  80027

Nancy E. McGee                       	None                         	------
Director
650 South Taylor Avenue
Louisville, CO  80027

James Adamson                        	None                          	------
Director
650 South Taylor Avenue
Louisville, CO  80027

Dr. Byron W. St. Clair             	517,379                          	4.48
Chairman of the Board/Officer
650 South Taylor Avenue
Louisville, CO  80027

G. James Wilson                        	None                         	------
Director
650 South Taylor Avenue
Louisville, CO  80027          	_____________                   	____________

Total officers and Directors	      10,476,377                         	90.75

All Others                         	1,067,557                           	9.25

Total Outstanding Shares	          11,543,934	                         100.00

All Officers and Directors
as a Group                        	10,476,377                         	 90.75

Series A, 5% Cumulative, Convertible Preferred shares
                             	Number of Shares	                      Percent
                           	Owned Beneficially	                      of Class

LARCAN INC.	                      2)  500,000	                         100.00
228 Ambassador Drive
Missauga, Ontario
Canada  L5T 2J2

1) On May 18, 1995 the shareholders voted in favor of issuing an additional 5,000,000 Common Stock to LARCAN INC. for $500,000. The proceeds were then used for the purpose of repaying some of the Company's indebtedness to LARCAN INC. for advances made to cover operating expenses during last year.

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

The Company receives advances from LARCAN for working capital and other purposes. The Company had total borrowings from LARCAN of $3,825,000 outstanding (after the issuance of common and preferred shares) as of June 30, 1996. Subsequent to June 30, 1996, an additional $650,000 has been received from LARCAN INC..

Sales to affiliated companies of LARCAN were approximately $792,000 for the fiscal year ended June 30, 1996.


























PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	 1.	The following documents are filed as part of this Form 10-K:				Page

	Independent Auditors' Report on Financial Statements ...............F-1,F-2

			Balance Sheets as of June 30, 1996 and June 30, 1995   ...............F-3

			Statements of Operations for each of the three years in the period
			ended June 30, 1996   .................................................F-4

			Statement of Stockholders' Deficit for each of the three years in the period
			ended June 30, 1996  ..................................................F-5

			Statements of Cash Flows for each of the three years in the period
			ended June 30, 1996       ............................................F-6

	Notes to Financial Statements   .........................................F-7

	2.	The financial statement schedules required to be filed as part of this
Form 10-K are  listed below:
			NONE

	3.	Exhibits required to be filed are listed below and immediately follow the signature page of this Form 10-K.
			NONE













SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 30, 1996		        LARCAN-TTC INC.
						                          (Registrant)

						By:		ss\ G.James Wilson
						     G. James Wilson
						     President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Signature								Date


			ss\ Paul A. Dickie						     9/30/96
Paul A. Dickie
Chairman of the Board


			ss\ Byron W. St. Clair		    			      9/30/96
Byron W. St. Clair
Chairman of the Board Emeritus


			ss/ James D. Adamson					     9/30/96
James D. Adamson
Director


     		ss/ Dirk B. Freeman                     				     9/30/96
Dirk B. Freeman
Director

 	ss/ Nancy McGee					   	          9/30/96
Nancy McGee
Director

	ss/ G. James Wilson				    		9/30/96
G. James Wilson
Director





                                      Table of Contents


                                                                    	Page


Independent Auditors' Report	                                       F - 1

Financial Statements

	Balance Sheets	                                                   F - 3

	Statements of Operations	                                          F - 4

	Statement of Stockholders' Deficit	                                F - 5

	Statements of Cash Flows	                                          F - 6

Notes to Financial Statements	                                      F - 7



                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
LARCAN-TTC, INC.
Louisville, Colorado


We have audited the balance sheets of LARCAN-TTC, INC. as of June 30, 1996 and 1995 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the oveall financial staement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LARCAN-TTC, INC. as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





	Ehrhardt Keefe Steiner & Hottman PC


August 22, 1996
Denver, Colorado



                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
LARCAN-TTC, INC.
Louisville, Colorado


We have audited the accompanying statements of operations, stockholders' deficit and cash flows of LARCAN-TTC INC. (formerly Television Technology Corporation) for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of LARCAN-TTC INC. for the year ended June 30, 1994 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Denver, Colorado
September 19, 1994





                                       Balance Sheets

                                                            June 30,
                                                       1996	             1995
                           Assets
Current assets
	Cash and cash equivalents 	                         $	98,000       $	118,000
	Accounts  receivable - trade,
less allowance for doubtful accounts of
$154,000 (1996) and $203,000 (1995) (Note 5)  		      363,000  		     299,000
 	Accounts receivable - related party 		              792,000 		       51,000
  Inventories, net (Notes 2 and 5) 		               1,797,000     		1,564,000
  Other 		                                             23,000        		10,000
 		  Total current assets 		                        3,073,000 		    2,042,000

  Equipment and improvements (Notes 4 and 5) 		     1,923,000 		    1,788,000
 	Less accumulated depreciation and amortization 		(1,695,000)   		(1,601,000)
                                                    		228,000       		187,000

  Note receivable (Note 3)   		                        19,000 	            	-
  Other assets 		                                      19,000 		       19,000

   Total assets 	                                 $	3,339,000 	   $	2,248,000



                 Liabilities and Stockholders' Deficit
Current liabilities
  Line-of-credit (Note 5) 	                         $	200,000 	     $	200,000
  Note payable (Note 5) 		                                -  		        70,000
  Accounts payable-trade                            1,410,000         650,000
  Account's payable-related party                     698,000          85,000
  Salaries, wages and employee benefits 		            181,000 		      177,000
  Accrued expenses and other liabilities 		           142,000 		      100,000
  Accrued warranty and other reserves 		               32,000 		       34,000
  Customer advances 		                                302,000 		      482,000
    Total current liabilities 		                    2,965,000 		    1,798,000

  Advances from stockholder (Note 6) 		             3,825,000 		    1,575,000

  Commitments (Note 8)

  Stockholders' deficit (Notes 6 and 9)
   Preferred stock, $1.00 par value;
    1,000,000 shares authorized
   	Series A 5% cumulative convertible,
    500,000 (1996) shares issued  and
    outstanding, liquidation preference
    $1.05 per share                                    500,000            -
   Series A subscribed, 500,000 shares 		                 -  		       500,000
   Common stock, $.04 par value;
   30,000,000 shares authorized,
   11,543,934 (1996) and 6,543,934 (1995)
   shares issued  		                                   462,000  		    262,000
   Common stock subscribed, 5,000,000 shares 		            -  		      200,000
   Additional paid-in capital 		                     4,744,000 		   4,744,000
   Accumulated deficit 		                           (9,147,000) 		(6,821,000)
   Common stock held in treasury,
    at cost; 1,796 shares 		                           (10,000) 		   (10,000)

     	Total stockholders' deficit 		                (3,451,000) 		(1,125,000)

  Total liabilities and stockholders'deficit        $3,339,000     $2,248,000


                            Statements of Operations

                                              Fiscal Years Ended June
                                         1996	          1995	          1994

Sales (Notes 6 and 10) 	                $ 7,474,000 	$	6,228,000 	$	8,649,000

Operating expenses
  Cost of sales 		                        7,293,000 		 5,423,000 		 7,057,000
  Selling, general and administrative 		  1,573,000 		 1,695,000 		 2,361,000
  Research and development 		               898,000 		   615,000 		   623,000
Total operating expenses 		               9,764,000 		 7,733,000 		10,041,000


Loss from operations 		                  (2,290,000)		(1,505,000)  (1,392,000)

Other expense
  Interest                                  (21,000) 		 (36,000) 		  (50,000)
  Other                                     (15,000)    (21,000)     ( 9,000)
Total other expense 		                      (36,000) 		 (57,000) 		  (59,000)

Net loss 	                            $(2,326,000)  $(1,562,000) $(1,451,000)

Net loss per common share 	                $	(.23) 	     $	(.24) 	    $	(.27)

Weighted average number of common
shares outstanding  		                  10,293,561   		6,543,561  		5,450,229


                         Statement of Stockholders' Deficit
                        For the Years Ended June 1996, 1995, and 1994
                Preferred Stock, Series A	          Common Stock
                           Subscribed                   Subscribed
           Shares Amount   Shares  Amount   Shares   Amount  Shares    Amount

Year ended
June 25,
    1993    		-  	$	-       -     $-       2,906,570 117,000        -    $-

Issuance of common
stock for cash
(Note 9       -   		-  	     -   		-     		3,636,364  145,000          -   -

Net loss       -  		-  	     -  		 -  		    -  	     	    -  	        -  		-

Year ended
June 30,
1994 	    	    -  		-  		    -  		-  	   	 6,542,934 		262,000      		-  		-

Issuance of common
stock for cash
(Note 9)      -   		-     		-   		-      	    	1,000      		-      		-   		-

Subcription of
Series A Preferred
Stock
(note 9)      -     -     500,000 500,000           -       -        -      -

Subscription of
Common Stock
(Note 9)    		-   		-     		-          -    		-   		-   		5,000,000  		200,000

Net loss      -  		-  		   -         		-  	   	-  		-  		        -      		-

Year Ended
June 30,
1995       		-   		-  		500,000		500,000   6,543,934	262,000 5,000,000	200,000


Issuance of
subscribed
common stock
(Note 9)		  -   		-   		-            -   5,000,000 200,000(5,000,000)(200,00)

Issuance of
subscribed
preferred stock
for cash
(Note 9)		500,000	500,000 (500,000)(500,000)   		-    		-    		-    		-     -

 Net loss 	  	-    		-      	 	-      		-       		-    		-  	  	-  	  	-  		-

 Year ended
December 30,
1996  		500,000  	$	500,000  		-   	$	-   		11,543,934  	$	462,000 		-   	$	-



                                Statement of Shareholders' Deficit
                           For the Years Ended June 1996, 1995, and 1994

                         Additional
                         Paid In          Accumulated         Treasury Stock
                         Capital          Deficit            Shares  Amount

Year ended
June 25, 1993           $3,589,000        $(3,808,000)        1,796  $(10,000)

Issuance of Common
Stock for Cash
(Note 9)                   855,000                 -             -        -

Net Loss                        -          (1,451,000)            -       -

Year Ended
June 30, 1994            4,444,000         (5,259,000)        1,796  (10,000)

Issuance of Common
Stock for Cash
(Note 9)                       -                 -               -        -

Subscription of
Series A Preferred
Stock (Note 9)                 -                 -               -         -

Subscription pf
Common Stock
(note 9)                    300,000              -               -          -

Net Loss                        -           (1,562,000)          -          -

Year Ended
June 30, 1995             4,744,000         (6,821,000)       1,796   (10,000)

Issuance of
Subscribed Common
Stock (Note 9)                  -                   -             -        -

Issuance of
subcribed preferred
stock for cash                  -                  -               -       -

Net Loss                       -            (2,326,000)            -       -

Year Ended
June 30, 1996            $ 4,744,000       $(9,147,000)        1,796 $(10,000)


                              Statements of Cash Flows
                                           Fiscal Years Ended June
                                   1996	            1995	            1994
Cash flows from operating activities
  	Net loss 	$                 	(2,326,000) 	  $	(1,562,000) 	  $	(1,451,000)
   Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization 		 94,000 		       122,000 		       123,000
   Provision for losses on
   accounts receivable 		          (49,000) 		       72,000 		        48,000
   Provision for inventory
   reserves 		                      72,000 		       104,000 	      120,000
   Change in assets and liabilities
   Accounts Recievable-Trade       (76,000)         (40,000)       484,000
 		Inventories 		                 (305,000)       		558,000 		    (834,000)
   Other current assets 		         (13,000) 		        8,000 		       55,000
   Accounts payable - trade 		   1,373,000 		      (119,000) 		   (445,000)
   Salaries, wages and employee
   benefits 		                       4,000 		       (67,000) 		     17,000
   Accrued expenses and other
   liabilities 		                   42,000 		      (164,000) 		    198,000
   Accrued warranty and other
   reserves 		                      (2,000) 		     (100,000) 		     43,000
   Customer advances 		           (180,000) 		      137,000 		    (131,000)
                                   280,000 		       511,000 	    	(322,000)

Net cash used in operating
activities                      (2,046,000)       (1,051,000)    (1,773,000)

Cash flows from investing activities
  Purchases of equipment
  and improvements                (135,000)          (45,000)       (91,000)
  Issuance of note recievable      (19,000)              -              -
  Decrease (increase)
  in other assets                      -                1,000         13,000
    Net cash used in investing
    activities                    (154,000)           (44,000)     (104,000)

Cash flows from financing activities
  Borrowings on note payable
  and line-of-credit                    -              70,000      3,360,000
  Payments on note payable
  and line-of-credit               (70,000)          (500,000)    (3,478,000)
  Borrowings from stockholder    2,250,000          1,450,000      2,275,000
  Payments to stockholder              -           (1,000,000)      (650,000)
  Principal payments on capital
  lease obligations                    -               (2,000)       (4,000)
  Proceeds from issuance of
  common stock and
  preferred stock                      -             1,000,000        500,000
    Net cash provided by
    financing activities         2,180,000           1,018,000      2,003,000

  Net (decrease) increase in
  cash and cash equivalents        (20,000)            (77,000)       126,000

  Cash and cash equivalents
  at beginning of year             118,000             195,000         69,000

  Cash and cash equivalents
  at end of year                    98,000             118,000        195,000

  Supplemental disclosures of csh flow information:
  Cash paid for interest was $21,000, $36,000, and $58,000 for 1996, 1995, and 1994 respectively.


                        Notes to Financial Statements


  Note 1 - Organization and Summary of Significant Accounting Policies

Organization

LARCAN-TTC, INC. (the Company), is a fully integrated producer of television and FM radio transmission equipment. The Company designs, develops and manufactures a variety of FM and television broadcast transmitters/translators including low power television equipment and high power UHF television equipment. The Company also provides system design services, sells accessory items manufactured by the Company and others, and performs installation as requested by its customers. LARCAN, INC> (a Canadian Corporation) (LARCAN) controlls approximately 78 percent of the Company's outstanding common stock as of June 30, 1996. The Company continues to be partially dependent on continued funding from LARCAN.



Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company, at times, maintains cash balances in depository accounts in excess of FDIC insurable limits.

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


Note 1 - Organization and Summary of
Significant Accounting Policies (continued)

Net loss per common share

Loss per share of common stock was computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not included as their effect would be antidilutive.

Reclassification
Certain amounts in the June 30, 1995 balance sheet have been reclassified to conform with the June 30, 1996 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivable, note receivable, accounts payable and accrued expenses approximated fair value as of June 30, 1996 and 1995, because of the relatively short maturity of these instruments.

It is not practicable to estimate the fair value of the advances from stockholder due to the inability to estimate fair value with out incurring excessive costs.

Due to rates currently available to the Company for debt which are similar to terms on the remaining maturities, the fair value of existing debt approximate carrying value.

Note 2- Inventories

Inventories consist of the following:
                                                             June 30,
                                                     1996	       1995
  Parts, raw materials and sub-assemblies 	      $	1,930,000 	$	1,676,000
  Work in process                                 		 163,000    		112,000
                                                 		2,093,000  		1,788,000
  Less inventory reserves                         		(296,000)  		(224,000)
                                                	$	1,797,000 	$	1,564,000
Note 3 - Note Receivable

Note receivable consists of the following:

                                                             June 30,
                                                          1996	       1995
Note receivable related to the conversion of
trade accounts receivable,interest at 7% monthly,
principal and interest payments of approximately
$618 through May 1999.  Secured by equipment.            	$	19,000    	$	-

  Note 4 - Equipment and Improvements

Equipment and improvements consist of the following:
                                                             June 30,
                                                          1996	        1995
  Manufacturing equipment                            	$	1,045,000 	$	993,000
  Furniture and fixtures                                		714,000    666,000
  Leasehold Improvements                                  123,000     88,000
  Transportation Equipment                                 41,000     41,000
                                                        1,923,000  1,788,000
  Less Accumulated Depreciation
  and amortization                                     (1,695,000)(1,601,000)
                                                          228,000    187,000



Note 5 - Note Payable and Line-of-Credit

Note payable and line-of credit consist of the following:

                                                                 June 30
                                                          1996          1995
Bank revolving line-of-credit,
interest at prime plus 1.5%
(9.75% at June 30, 1996), matures June 1, 1997
collateralized by trade accounts receivable,
inventories,and equipment                                $200,000   $200,000

Bank term loan, paid in full during 1996                       -      70,000



In August, 1996, the line-of-credit was restructured into a $150,000 line-of-credit with interest at prime plus 1.5% maturing July 1, 1997, cross collateralized by trade accounts receivable, inventories and equipment and a $50,000 term loan at prime plus 1.5%, monthly principal and interest payments of approximately $4,000 through July 1, 1997.

Note 6 - Related Parties

The following is a summary of significant transactions with affiliated companies:

Advances from Stockholder
The Company receives advances from its major stockholder, LARCAN, for working capital and other purposes. These advances are subordinate to the bank debt (Note 5), are non-interest-bearing, unsecured, and have no fixed terms of repayment. The Company had total borrowings from LARCAN of $3,825,000 and $1,575,000 at June 30, 1996 and 1995, respectively. In August 1996, LARCAN formalized its advances into a $10,000,000 note payable ($6,175,000 unused at June 30, 1996) with interest at 8%, collateralized by sunstantially all the assets of the company, subject to the bank debt (Note 5). This note is due August 1, 1998.

As further discussed in Note 9, during the year ended June 30, 1995, LARCAN subscribed 500,000 shares of the Company's Series A preferred stock and 5,000,000 shares of the Company's common stock for $1,000,000. The proceeds from the stock subscription were used to pay down the advances received from LARCAN. All of the subscribed shares were issued in the current year.

Sales to Affiliates
Sales to an affiliate of the Company's major stockholder, LARCAN, were approximately $792,000, $572,000, and $55,000 for the years ended
June 30, 1996, 1995 and 1994, respectively.

Note 7 - Income Taxes

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


Deferred income taxes at a tax rate of 37% are comprised of the following:

                                                                June 30
                                                            1996	        1995
   Deferred tax assets
    	Allowance for doubtful accounts                      	$	57,000 	$	75,000
     Inventory                                              283,000 		257,000
     Accrued vacation and other liabilities 		               60,000  		68,000
     Accrued warranty and other reserves                   		12,000  		12,000
     Research and development                              		84,000  		84,000
     Net operating loss carryforwards                   		2,714,000	1,953,000
                                                        		3,210,000	2,449,000

     Valuation allowance on deferred tax assets   		(3,186,000) 		(2,434,000)
     Net deferred tax asset 	                                24,000    15,000



A valuation allowance of $3,186,000 and $2,434,000 as of June 30, 1996 and 1995, respectively, has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of these items.

The Company has avialable, for federal income tax purposes, net operating loss carryforwards of approximately $7,900,000 which expire in varying amounts through 2009. The Company's net operating loss carryforwards, computed under the provisions of the alternative minimum tax, are not significantly different from the Company's regular net operating loss carryforwards. In addition, due to the change in control of stock ownership of the Company (Note 9), the Company's utilization of its net operating losses, which were incurred prior to the change in control may be limited due to the change in control. The income tax benefit at the statutory rate wouls approximate $860,000 in 1996. The benefit is not recognized due to the valuation allowance described above.

Note 8 - Commitments

Leases

The Company has a noncancelable operating lease for its office and manufacturing facility. The lease, which expires April, 1998, provides for an increase in rental payments based on increases in the Consumer Price Index. In addition, the Company is required to pay property taxes, insurance and maintenance costs relating to the leased facility. The Company has also entered into certain other noncancelable operating leases extending through 1998. As of June 30, 1996, the Company's future minimum rental commitments under these operating leases are as follows:

                     	Fiscal Years Ending June 30,
                         	1997                             	$	361,000
                         	1998                              		276,000
                    	Total minimum lease payments          	$	637,000

   Total rental expense under operating leases for the fiscal years ended June 1996, 1995, and 1994 was $378,000, $356,000, and $360,000, respectively.


Note 9 - Stockholders' Deficit

Preferred Stock

During 1995, the Company amended its Articles of Incorporation to provide for 1,000,000 shares of preferred stock, $1.00 par value, with such rights, preferences, designations and to be issued in such series as to be determined by the Company's Board of Directors.

In June 1995, the Board of Directors created Series A, 5% cumulative convertible preferred (Convertible Preferred) stock value at $1.00 per share. The maximum issuable shares under the series is 500,000 shares. Holders of the Convertible Preferred shares shall be entitled to dividends as declared by the Board of Directors at $.05 per share. The non-declared cumulative dividend was $25,000 at June 30, 1996.



he Convertible Preferred stockholders, in the event of liquidation of the Company, will receive an amount equal to $1.00 per share plus declared and unpaid dividends before any holder of common stock receives any amount. The Convertible Preferred stock is redeemable at the sole discretion of the Company. Subsequent to January 1, 1997, each Convertible Preferred share is convertible into common stock by multiplying the number of shares times the "liquidation value" divided by $.10. In June 1995, the Company's majority stockholder subscribed 500,000 shares of the Converible Preferred stock for $500,000 cash. The subscribed shares were issued in October 1995.

Issuance of Common Stock

In 1993, LARCAN acquired 3,636,364 of authorized but unissued shares of the Company's common stock for $1,000,000 and 416,831 shares of the Company's common stock from existing shareholders.

In June 1995, the Company's majority stockholder subscribed 5,000,000 shares of the Company's common stock for $500,000. The subscribed shares were issued in October 1995.

Stock Option Plan

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

Note 9 - Stockholders' Deficit (continued)

Stock Option Plan (continued)

The following is a summary of changes in the qualified options for the last three years:

                                             Number of        Option Price
                                              Shares	       Range Per Share
Outstanding at June 25, 1993                		309,020       	$	.44 - 2.50
    Canceled                               		(158,688)      	 	.28 -  .64

Outstanding at June 30, 1994                		150,332        		.28
   	Canceled 	                               	(38,566)       		.28
   	Exercised 	                               	(1,000)       		.28

Outstanding at June 30, 1995 	                110,766 	       	.28
   	Canceled                                		(36,219)       		.28

Outstanding at June 30, 1996                 		74,547       	$	.28

Total exercisable at June 30, 1996           		74,547       	$	.28

Effective October 15, 1993, the Board of Directors authorized a resolution which reset all qualified options to $.28 per share.

Note 10 -Concentration of Credit Risk

The Company operates in one industry segment and sells some products in foreign markets. Export sales totaled $2,699,000, $1,322,000, and $4,047,000 for the fiscal years ended June 30, 1996, 1995 and 1994 respectively. During the year ended June 30, 1996 and 1995, 67 percent and 59 percent of export sales were to Saudi Arabia, respectively. In fiscal 1994, 54 percent of export sales were to Nigeria.

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

Note 10 - Concentration of Credit Risk (continued

Generally, it is the Company's policy to obtain a cash advance from its domestic customers of approximately 35 percent of the sales price prior to commencement of production. Subsequently, progress payments are received during the production of the equipment.

The Company had individual customers whose sales accounted for 48, 12, and 25 percent of total sales during the years ended June 1996, 1995 and 1994, respectively.