Form 10QSB
period 1996-09-30
LARCAN TTC INC
filed 1996-11-14
CIK 700800

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

                                     Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.04 as of September 30, 1996 was 11,543,934 shares.






                                      LARCAN-TTC INC.


                                     CONTENTS


                           PART I. FINANCIAL INFORMATION
										                                                             Page
Item 1 Balance Sheets - September 30,1996 and June 30,1996                3

       Statements of Operations -- Three months ended September 30, 1996  4

       Statement of Cash Flows -- Three months ended September 30, 1996   5

       Notes to Financial Statements                                      6

Item 2 Management's Discussion and Analysis of Results of Operations
       and Financial Condition                                            7

                            PART II. OTHER INFORMATION

Item 1 Legal Proceedings                                                  8

Item 2 Changes in Securities                                              8

Item 3 Defaults on Senior Securities                                      8

Item 4 Submission of Matters to a Vote of Security Holders                8

Item 5  Other Information                                                 8

Item 6 Exhibits and Reports on Form 8-K                                   8

Signature Page                                                            9


                                         LARCAN-TTC INC.
                                         BALANCE SHEETS
                                          (Unaudited)
                                            ASSETS

                                           September 30, 1996   June 30, 1996

 CURRENT ASSETS
   Cash and cash equivalents                       $156,000         $98,000
   Trade accounts receivable less allowance
   for doubtful accounts of $164,000 (Sept)
   and $154,000 (June)                              493,000          363,000
   Accounts Receivable - Related Party              638,000          792,000
   Inventories (Net)                              1,707,000        1,797,000
   Other                                             41,000           23,000
     TOTAL CURRENT ASSETS                         3,035,000        3,073,000

   Equipment and Improvements                     1,936,000        1,923,000
   Less accumulated depreciation
   and amortization                              (1,713,000)      (1,695,000)
   Net equipment and Improvements                   223,000          228,000

   Note Receivable                                   18,000           19,000
   Other Assets                                      19,000           19,000

   TOTAL ASSETS                                   3,295,000        3,339,000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Line of Credit                                $150,000         $200,000
     Note Payable                                    38,000              ---
     Accounts Payable-Trade                         810,000        1,410,000
     Accounts Payable - related party               828,000          698,000
     Salaries, wages and employee benefits          145,000          181,000
     Accrued expenses and other liabilities         127,000          142,000
     Accrued warranty and other reserves            119,000           32,000
     Customer Advances                              638,000          302,000
  TOTAL CURRENT LIABILITIES                       2,855,000        2,965,000

   Advances from Stockholder                      4,475,000        3,825,000

STOCKHOLDERS' DEFICIT

Preferred stock, $1.00 par value; 1,000,000 shares
authorized
  Series A 5% cumulative convertible, 500,000 shares
  issued and outstanding, liquidation preferences
  $1.00 per share                                   500,000         500,000
  Common stock, $0.04 par value; 30,000,000 shares
  authorized, 11,543,934  shares issued             462,000         462,000
  Additional paid-in capital                      4,744,000       4,744,000
  Accumulated deficit                            (9,731,000)     (9,147,000)
  Common stock held in treasury,at cost;
  1,796 shares                                      (10,000)        (10,000)

  TOTAL STOCKHOLDERS' DEFICIT                    (4,035,000)     (3,451,000)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     3,295,000       3,339,000

                                   See Note to financial statements


                                   LARCAN-TTC INC
                                STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                         For the Three Months Ended
                                     September 30, 1996  September 30, 1995

  NET SALES                                $1,526,000         $1,030,000

  COST OF GOODS SOLD                        1,492,000            928,000

  OPERATING EXPENSES:
   Selling, general and administrative        359,000            363,000
   Research and development                   251,000            265,000
   TOTAL EXPENSES                           2,102,000          1,556,000

  LOSS FROM OPERATIONS                       (576,000)          (526,000)

  OTHER INCOME (EXPENSE)
   Interest expense                            (5,000)            (6,000)
   Other income (expense)                      (3,000)            (3,000)
  TOTAL OTHER                                  (8,000)            (9,000)

  NET LOSS PER COMMON SHARE                    $(0.05)            $(0.08)

  WEIGHTED AVERAGE  NUMBER OF SHARES
  OUTSTANDING                               11,543,934          6,543,934


                      See note to financial statements

                                  LARCAN-TTC INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                         For the Three Months Ended
                                      September 30, 1996  September 30, 1995

OPERATING ACTIVITIES
 Net Loss                                   $(584,000)          $(535,000)

 Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:

  Depreciation & Amortization                 18,000              20,000
  Provision for losses on A/R                 10,000                   0
  Provision for losses on inventory           15,000                   0
Change in operating assets and liabilities:
  Trade A/R                                   15,000            (122,000)
  Inventories                                 75,000            (292,000)
  Other Current Assets                       (18,000)            (24,000)
  Trade A/P                                 (470,000)            427,000
  Salaries, Wages & Benefits                 (36,000)            (29,000)
  Accrued Expenses & Other Liabilities       (15,000)             28,000
  Accrued Warranty & Other Reserves           87,000                   0
  Customer Advances                          336,000             (83,000)

Total adjustments                             17,000             (75,000)

 Net Cash used in operating activities      (567,000)           (610,000)

INVESTMENT ACTIVITIES:
  Purchase. of Equip. & Improvements         (13,000)            (12,000)
  Net Cash used in invest activities         (13,000)            (12,000)

FINANCING ACTIVITIES:
 Advances from affiliates                    650,000             575,000
 Change in Notes Payable and Line of Credit  (12,000)            (19,000)
 Net Cash provided by Financing
 Activities                                  638,000             556,000

 Increase/Decrease in Cash                    58,000             (66,000)

 Cash and cash equivalents at the
 beginning of the fiscal year                 98,000             118,000

 Cash  and cash equivalents at the end of
 three months                                156,000              52,000

 Supplemental Disclosures of Cash Flow Information
  Cash Paid during the three months for
  interest                                     5,000                6,000


                           See note to financial statements



                              LARCAN-TTC INC.
                      NOTES TO FINANCIAL STATEMENTS


Reference is made to the financial statements included in the LARCAN-TTC INC.(the Company) annual report on Form 10-K for the year ended June 30, 1996, which describes the accounting policies of the Company for annual reporting purposes. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position, and the results of its' operations and cash flows for the periods presented. The results of the interm period are not necessarily indicative of results expected for the full year.







ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      				OPERATIONS AND FINANCIAL CONDITION

Operating Results

First quarter revenues were 48% higher than prior year. High power television revenues generated the majority of the increase. Radio revenues fell from prior year but low power television sales registered an increase.

As of September 30, 1996, sales booked but not yet shipped were $1,448,000. This compares favorably to the backlog at year end June 30,1996 of $1,348,000. The improvement is due primarily to high power television orders.

Margins declined to 2% from 10% in the prior year as the Company continues to develop its cost structure for high power products. The fiscal quarter margins were however, higher than either of the two preceding quarterly reporting periods.

The Company was able to reduce its operating expenses to 41% of revenues in the first fiscal quarter from 61% for the same period in the prior year. In addition to higher revenues the Company was able to reduce its operating expenses from the prior year. R & D expenditures will continue to be invested in new generation high power products as well as the 1kW RMS series product.

Capital Resources

Operating losses in the quarter of $584,000 were funded by $650,000 in advances from LARCAN. Working capital increased to $180,000 from $108,000 at June 30, 1996.

Reflecting the renegotiation of the Company's short term bank borrowings, the revolving line of credit was reduced to $150,000 from $200,000 at June 30, 1996 with $50,000 being converted to a term note payable. During the quarter the balance on the term note payable was reduced to $38,000.

This forgoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations based on current expectations that involve numerous risks and uncertainties. These plans involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.
Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that any forward-looking statements included in this 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.



                         PART II.    OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.

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



                                LARCAN - TTC INC.
                ____________________________________________
                                 (Registrant)




Date: November 12, 1996                          	/s/ G. James Wilson
	                                            G. James Wilson
                                            	Director/President





Date: November 12, 1996                          /s/   Ronald M. Eve
                                            	Ronald M. Eve
                                            	Controller / Corporate Secretary








8