Form 10-K/A
period 1996-06-30
LARCAN TTC INC
filed 1996-12-11
CIK 700800

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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to
 such filing requirements for the past 90 days.  Yes    X       No _____
	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
	The aggregate market value of the voting stock held by non-affiliates of the registrants as of June 30, 1996 was $661,500 (based on the average of the closing bid and asked prices on June 30, 1996)
	The number of shares outstanding of the registrant's Common Stock, par value $0.04, as of June 30, 1996 was 11,543,934 shares.
                   This Amended Form 10-K consists of 2 pages






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 30, 1996		             LARCAN-TTC INC.
						                                    (Registrant)

						By:		s\ G.James Wilson
						     G. James Wilson
						     President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           		Signature			                          					Date


           			s\ Paul A. Dickie					            	     9/30/96
                Paul A. Dickie
              Chairman of the Board


           			s\ Byron W. St. Clair	          			      9/30/96
               Byron W. St. Clair
            Chairman of the Board Emeritus


          			s/ James D. Adamson					                   9/30/96
             James D. Adamson
                  Director


     		     s/ Dirk B. Freeman                				     9/30/96
              Dirk B. Freeman
                 Director

          	 s/ Nancy McGee			          		   	          9/30/96
               Nancy McGee
               Director

           	s/ G. James Wilson	               			    		9/30/96
               G. James Wilson
               Director