Form 10QSB
period 1996-12-31
LARCAN TTC INC
filed 1997-02-13
CIK 700800

SECURITIES AND EXCHANGE COMMISSION
                        			WASHINGTON, D.C. 20549

                             				FORM 10-QSB

               	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    		OF THE SECURITIES EXCHANGE ACT OF 1934

                  	For the quarterly period ended December 31, 1996

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

                            				Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.04 as of December 31, 1996 was 11,543,934 shares.











				LARCAN-TTC INC.


					CONTENTS


			PART I. FINANCIAL INFORMATION
								 Page
Item 1  Balance Sheets -- December 31, 1996 and June 30, 1996     3

        Statements of Operations -- Three months ended
        December 31,1996 and 1995 and the Six months ended
        December 31, 1996 and 1995                                4

        Statement of Cash Flows -- Six months ended
        December 31, 1996 and 1995                                5

        Notes to Financial Statements                             6

Item 2  Management's Discussion and Analysis of Results 	  7-8
        of Operations and Financial Condition


		PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                       9

Item 2   Changes in Securities                                   9

Item 3   Defaults on Senior Securities                           9

Item 4   Submission of Matters to a Vote of Security Holders     9

Item 5   Other Information                                       9

Item 6   Exhibits and Reports on Form 8-K                        9

         Signature Page                                          10


                               			LARCAN-TTC INC.
                              			BALANCE SHEETS
                                			(Unaudited)
                                			  ASSETS

                                           						December 31,   June 30,
                                         						    1996         1996

CURRENT ASSETS
 Cash and cash equivalents                       $111,000      $ 98,000
 Trade accounts receivable less allowance
 for doubtful accounts of $138,000 (December)
 and $154,000 (June)                              299,000       363,000
 Accounts Receivable - related party              221,000       792,000
 Inventories                                    1,670,000     1,797,000
 Other                                             44,000        23,000
  TOTAL CURRENT ASSETS                          2,345,000     3,073,000

 Equipment and Improvements                     1,982,000     1,923,000
  Less accumulated depreciation and
   amortization                                (1,724,000)   (1,695,000)
 Net equipment and Improvements                   258,000       228,000

 Note Receivable                                   16,000        19,000
 Other Assets                                      19,000        19,000

TOTAL ASSETS                                    2,638,000     3,339,000

                      		LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Line of Credit                                  $150,000      $200,000
 Note Payable                                      25,000           ---
 Accounts Payable-Trade                           789,000     1,410,000
 Accounts Payable - related party                 641,000       698,000
 Salaries, wages and employee benefits            147,000       181,000
 Accrued expenses and other liabilities           165,000       142,000
 Accrued warranty and other reserves              119,000        32,000
 Customer Advances                                343,000       302,000
  TOTAL CURRENT LIABILITIES                     2,379,000     2,965,000

ADVANCES FROM STOCKHOLDER                       4,775,000     3,825,000

STOCKHOLDERS' DEFICIT
 Preferred stock, $1.00 par value; 1,000,000
 shares authorized Series A 5% cumulative
 convertible, 500,000 shares issued and
 outstanding, liquidation preferences $1.00
 per share                                       500,000       500,000
 Common stock, $0.04 par value; 30,000,000
 shares authorized,11,543,934  shares issued     462,000       462,000
 Additional paid-in capital                    4,744,000     4,744,000
 Accumulated deficit                         (10,212,000)   (9,147,000)
 Common stock held in treasury,
 at cost; 1,796 shares                           (10,000)      (10,000)

TOTAL STOCKHOLDERS' DEFICIT                    (4,516,000)   (3,451,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     2,638,000     3,339,000

                     See note to financial statements


                                   			LARCAN-TTC INC.
                        	        STATEMENTS OF OPERATIONS
                                     			(Unaudited)
                            THREE MONTHS ENDED        SIX MONTHS ENDED
                          December 31,December 31, December 31,December 31,
                              1996        1995        1996       1995

NET SALES               $ 1,638,000  $ 2,022,000  $ 3,164,000 $ 3,052,000

COST OF GOODS SOLD        1,585,000    1,689,000    3,077,000   2,617,000

OPERATING EXPENSES:

 Selling, general and
  administrative            353,000      397,000     712,000     760,000
 Research and development   176,000      193,000     427,000     458,000

TOTAL EXPENSES            2,114,000    2,279,000   4,216,000   3,835,000

INCOME (LOSS) FROM
 OPERATIONS                (476,000)    (257,000) (1,052,000)   (783,000)

OTHER INCOME (EXPENSE)
 Interest expense            (3,000)      (7,000)     (8,000)    (13,000)
 Other income/(expense)      (2,000)      (9,000)     (5,000)    (12,000)
TOTAL OTHER                  (5,000)     (16,000)    (13,000)    (25,000)

NET INCOME (LOSS)        $ (481,000)  $ (273,000) $(1,065,000) $(808,000)

NET INCOME (LOSS) PER
 COMMON SHARE                $(0.04)      $(0.02)      $(0.09)    $(0.09)

 WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING   11,543,934   11,543,934   11,543,934  9,043,934

                          			See note to financial statements




                                 					LARCAN-TTC INC.
                              				STATEMENTS OF CASH FLOWS
                                  					(Unaudited)

                                           						    SIX MONTHS ENDED
                                          						December 31, December 31,
                                         						     1996        1995
OPERATING ACTIVITIES
 Net Income (Loss)                            $ (1,065,000)  $ (808,000)

 Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

  Depreciation & Amortization                      40,000       43,000
  Provision for losses on A/R                     (16,000)       7,000
  Provision for losses on inventory                41,000       22,000
 Change in operating assets and liabilities:
  Trade A/R                                       651,000     (116,000)
  Inventories                                      86,000     (881,000)
  Other Current Assets                            (21,000)       6,000
  Trade A/P                                      (678,000)     576,000
  Salaries, Wages & Benefits                      (34,000)      15,000
  Accrued Expenses & Other Liabilities             23,000       12,000
  Accrued Warranty & Other Reserves                87,000       (2,000)
  Customer Advances                                41,000      261,000
  Other                                               ---        1,000

Total adjustments                                 220,000      (56,000)

Net Cash used in operating activities            (845,000)    (864,000)

INVESTMENT ACTIVITIES:
  Purchase. of Equip. & Improvements              (70,000)     (91,000)
  Notes Receivable                                  3,000          ---

Net Cash used in invest activities                (67,000)     (91,000)

FINANCING ACTIVITIES:
  Advances from affiliates                        950,000      975,000
  Net Change in Notes Payable and Line of Credit  (25,000)     (41,000)

  Net Cash provided by Financing Activities       925,000      934,000

Increase/Decrease in Cash                          13,000      (21,000)

Cash and cash equivalents at the
beginning of the fiscal year                       98,000      118,000

Cash and cash equivalents at the
end of six months                                 111,000       97,000

Supplemental Disclosures of
 Cash Flow Information:
 Cash Paid during the six months for interest       8,000       13,000

                        			See note to financial statements


                               				LARCAN-TTC INC.
                          			NOTES TO FINANCIAL STATEMENTS



Reference is made to the financial statements included in the LARCAN-TTC INC. (the Company) annual report on Form 10-K for the year ended June 30, 1996, which describes the accounting policies of the Company for annual reporting purposes.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position, and the results of its' operations and cash flows for the periods
presented.   The results of the interm period are not necessarily
indicative of results to be expected for the full year.










ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
		OPERATIONS AND FINANCIAL CONDITION


Operating Results

Net revenues for the second quarter of fiscal year 1997 increased 7% ($112,000) over the first quarter of the fiscal year. In comparison to the second quarter of the prior fiscal year net revenues were down $384,000 (19%). Year to date revenues through six months are up 4%
($112,000) versus prior year.   High power television shipments have
increased 20% over the prior year. Low power television sales benefiting from the RMS series of products have increased 8% (107,000) from last year. Radio sales have declined by $280,000 (56%) from prior year due to softness in the international market.

At December 31, 1996, sales booked but not yet shipped were $1,192,000. This is down from the backlog at year end June 30,1996 ($1,348,000) which is attributable to the increased high power shipments.

Margins increased slightly in the second quarter to 3% as compared to 2% in the first quarter. Margins are expected to remain tight due to the increased competition in the market place.

Operating expenses during the quarter were $529,000 a decrease of 10% ($61,000) from the second quarter of last year. Year to date operating expenses have decreased $79,000 from prior year to 36% of revenues versus 40% at December 1995.


Capital Resources

Operating losses in the quarter of $481,000 were funded by $300,000 in advances from LARCAN along with collections from trade receivables. Working capital decreased to ($34,000) from $108,000 at June 30, 1996.

Reflecting the renegotiation of the Company's short term bank borrowings, the revolving line of credit was reduced to $150,000 from $200,000 at June 30, 1996 with $50,000 being converted to a term note payable. During the quarter the balance on the term note payable was reduced to $25,000.

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

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The company's annual shareholders' meeting was held on November 5, 1996. The election of the board of directors was held with the following directors being elected:

Paul A. Dickie	    	G. James Wilson     		Dirk B. Freeman
Nancy McGee		       James D. Adamson	     Byron W. StClair

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.





				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its' behalf by the undersigned thereunto duly authorized.



                                             LARCAN - TTC INC.
						(Registrant)




Date: February 10, 1997                      	/s/ G. James Wilson
	G. James Wilson
	Director/President





Date: February 10, 1997                         /s/   Ronald M. Eve
	Ronald M. Eve
	Controller / Corporate Secretary