Form 10QSB
period 1997-03-31
LARCAN TTC INC
filed 1997-06-12
CIK 700800

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                             				    FORM 10-QSB

          		[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                			OF THE SECURITIES EXCHANGE ACT OF 1934

               		For the quarterly period ended March 31, 1997

                                    					OR

           		[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                			OR THE SECURITIES EXCHANGE ACT OF 1934

                  			For the period from ______ to ______

                    			Commission File No. 0-11359

                           				LARCAN-TTC INC.
                  		(Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                   					52-0854061
              (State or Other Jurisdiction of	               	IRS Employer
               Incorporation or Organization)		                ID Number)

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

				Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.04 as of March 31, 1997 was 11,543,934 shares.











                                     				LARCAN-TTC INC.


CONTENTS


		PART I. FINANCIAL INFORMATION
                                                                  				Page
Item 1 	Balance Sheets -- March 31, 1997 and June 30, 1996S		           3

       	Statements of Operations -- Three months ended March 31,
       	1997 and 1996 and the Nine months ended March 31, 1997
       	and 1996                                                   	    4

      	Statement of Cash Flows -- Nine months ended March 31,
      	1997 and 1996						                                             	5

	     Notes to Financial Statements					                                6

Item 2	Management's Discussion and Analysis of Results of
	Operations and Financial Condition				                                 7-8


                         		PART II. OTHER INFORMATION

Item 1	Legal Proceedings						                                          9

Item 2	Changes in Securities						                                      9

Item 3	Defaults on Senior Securities					                               9

Item 4	Submission of Matters to a Vote of Security Holders		            9

Item 5 	Other Information						                                         9

Item 6	Exhibits and Reports on Form 8-K				                             9

      	Signature Page							                                            10


                                      				LARCAN-TTC INC.
                                      				BALANCE SHEETS
                                       				(Unaudited)
                                     				    ASSETS

                                                    						March 31,	June 30,
                                                       						 1997		 1996
CURRENT ASSETS
   Cash and cash equivalents                        			$  59,000  	$ 98,000
   Trade accounts receivable less allowance
   for doubtful accounts of $155,000 (March)
   and $154,000 (June)				                               235,000     363,000
   Accounts Receivable - related party                   151,000     792,000
   Inventories                                         1,633,000   1,797,000
   Other                                                  63,000      23,000
      TOTAL CURRENT ASSETS                             2,141,000   3,073,000

Equipment and Improvements                             2,011,000   1,923,000
   Less accumulated depreciation and
   amortization                                       (1,748,000) (1,695,000)
Net equipment and Improvements                           263,000     228,000

Note Receivable                                           14,000      19,000
Other Assets                                              20,000      19,000

TOTAL ASSETS                                           2,438,000   3,339,000

                         			LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Line of Credit			                                   	$ 150,000 	 $ 200,000
   Note Payable					                                       13,000        ---
   Accounts Payable-Trade			                              744,000 	 1,410,000
   Accounts Payable - related party		                     409,000 	   698,000
   Salaries, wages and employee benefits	                 119,000	    181,000
   Accrued expenses and other liabilities	                101,000 	   142,000
   Accrued warranty and other reserves	 	                  98,000	     32,000
   Customer Advances				                                  172,000	    302,000
      TOTAL CURRENT LIABILITIES			                      1,806,000 	 2,965,000

ADVANCES FROM STOCKHOLDER		                            	5,625,000	  3,825,000

STOCKHOLDERS' DEFICIT
  Preferred stock, $1.00 par value; 1,000,000
  shares authorized Series A 5% cumulative
  convertible, 500,000 shares issued and
  outstanding, liquidation preferences $1.00
  per share					                                          500,000     500,000
Common stock, $0.04 par value; 30,000,000 shares
  authorized, 11,543,934 shares issued		                  462,000     462,000
Additional paid-in capital		                           	4,744,000	  4,744,000
Accumulated deficit			                                (10,689,000) (9,147,000)
Common stock held in treasury, at cost;
  1,796 shares                                            (10,000)    (10,000)
TOTAL STOCKHOLDERS' DEFICIT                            (4,993,000) (3,451,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             2,438,000    3,339,000

                     			See note to financial statements

                              				     LARCAN-TTC INC.
                             				STATEMENTS OF OPERATIONS
                           				       (Unaudited)

                               THREE MONTHS ENDED          	NINE MONTHS ENDED
                            March 31,      March 31,      	March 31, March 31,
                            					1997 	      1996	          	1997      1996

NET SALES            			   $1,315,000   $ 2,305,000  $ 4,479,000   $ 5,357,000


COST OF GOODS SOLD	    	    1,221,000     2,277,000    4,298,000     4,894,000

OPERATING EXPENSES:
Selling, general and
administrative                406,000       371,000    1,118,000     1,131,000
Research and development      169,000       218,000      596,000       676,000

TOTAL EXPENSES              1,796,000     2,866,000    6,012,000     6,701,000

INCOME (LOSS) FROM
OPERATIONS                  (481,000)     (561,000)   (1,533,000)   (1,344,000)

OTHER INCOME (EXPENSE)
Interest expense             (2,000)        (3,000)      (10,000)      (16,000)
Other income/(expense)        6,000         (4,000)        1,000       (16,000)
TOTAL OTHER                   4,000         (7,000)       (9,000)      (32,000)

NET INCOME (LOSS)       $  (477,000)   $  (568,000)  $(1,542,000)  $(1,376,000)

NET INCOME (LOSS)
PER COMMON SHARE         $    (0.04)   $    (0.05)   $     (0.13)  $    (0.14)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING               11,543,934     11,543,934    11,543,934    9,877,267


                     				See note to financial statements




                                   					LARCAN-TTC INC.
                              				STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                 							NINE MONTHS ENDED
                                             						  March 31,       March 31,
	                                             					    1997       	    1996
OPERATING ACTIVITIES
Net Income (Loss)                                  $(1,542,000)   $(1,376,000)

Adjustments to reconcile net income to net
cash provided by (used in)operating activities:
   Depreciation & Amortization                          53,000         67,000
   Provision for losses on A/R                           1,000         14,000
   Provision for losses on inventory                    74,000         29,000
Change in operating assets and liabilities:
   Trade A/R                                           768,000       (101,000)
   Inventories                                          90,000       (550,000)
   Other Current Assets                                (40,000)       (30,000)
   Trade A/P                                          (955,000)       391,000
   Salaries, Wages & Benefits                          (62,000)       (35,000)
   Accrued Expenses & Other Liabilities                (41,000)       (50,000)
   Accrued Warranty & Other Reserves                    66,000         (2,000)
   Customer Advances                                  (130,000)       272,000
   Other                                                (1,000)           ---

Total adjustments                                     (177,000)         5,000

Net Cash used in operating activities               (1,719,000)    (1,371,000)

INVESTMENT ACTIVITIES:
   Purchase. of Equip. & Improvements                  (88,000)       (99,000)
   Notes Receivable                                      5,000             ---
   Net Cash used in invest activities                  (83,000)       (99,000)

FINANCING ACTIVITIES:
Advances from affiliates                             1,800,000       1,825,000
Net Change in Notes Payable and Line of Credit         (37,000)       (263,000)
Proceeds from contributed capital                          ---           1,000
Net Cash provided by Financing Activities            1,763,000       1,563,000

Increase/Decrease in Cash                              (39,000)         93,000

Cash and cash equivalents at the beginning of
the fiscal year                                         98,000         118,000
Cash  and cash equivalents at the end of  nine months   59,000         211,000

Supplemental Disclosures of  Cash Flow Information:
Cash Paid during the nine months for interest           10,000          16,000

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











ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        	OPERATIONS AND FINANCIAL CONDITION



Operating Results

While net revenues for the third quarter of fiscal year 1997 decreased 20% ($323,000) from the prior quarter, the decrease was attributable to general market conditions for high power equipment. There were no high power shipments in the current quarter as customers waited for the digital broadcasting allocations to be issued. High power sales also declined $733,000 from the third quarter of the prior year. In addition FM sales were down $597,000 from the comparable prior year time period due to a large international shipment in January 1996. As a result total revenues declined 43% ($990,000) from the third quarter 1996. Low power television shipments continue to exhibit solid growth increasing 88% ($533,000) from the second quarter of the year and increasing 36% ($301,000) from the third quarter of the prior year.
Year to date low power television sales have jumped 19% (408,000) over prior year.

At March 31, 1997, sales booked but not yet shipped were $781,000. This is down $557,000 from the backlog at year end June 30,1996 due to the decline in high power bookings. The backlog at March 31, 1996 was $2,324,000.

Margins reflecting the efforts of our productivity improvements increased to 7% in the quarter. This compares to 3% in the second quarter, 2% in the first quarter, and 1% in the prior year third quarter. Smoothing out the production flow and price concessions from vendors were major factors.

Operating expenses during the quarter were $575,000 comparable to the level a year ago ($589,000). Year to date operating expenses have decreased $93,000 (5%) from prior year.

As a result of margin improvement and fixed cost containment the quarterly loss was the smallest of any in the preceding four quarters.




Capital Resources

Operating losses in the quarter of $477,000 and a reduction of trade payables during the quarter of $277,000 were funded by $850,000 in advances from LARCAN. The decrease in payables generated a working capital increase of $369,000 in the quarter.

Reflecting the renegotiation of the Company's short term bank borrowings, the revolving line of credit was reduced to $150,000 from the June 30, 1996 balance of $200,000 with $50,000 being converted to a term note payable. During the quarter the balance on the term note payable was reduced to $13,000.

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






				PART II.    OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The company is presently pursuing a dispute with a customer concerning the non-payment of an accounts receivable.

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



                                             LARCAN - TTC INC.
                                       					_______________________
                                 				             (Registrant)




Date: June 2, 1997                          	/s/ G. James Wilson
                                           						G. James Wilson
                                         						Director/President





Date: June 2, 1997                         /s/  Ronald M. Eve
                                          						Ronald M. Eve
                                 					Controller / Corporate Secretary