Form 10KSB
period 1997-06-30
LARCAN TTC INC
filed 1997-09-29
CIK 700800

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For the fiscal year ended June 30, 1997
                                           OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from __________ to __________

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
 III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

	State registrant's revenue for it's most recent fiscal year:  $5,436,000

	The aggregate market value of the voting stock held by non-affiliates of the registrants as of June 30, 1997 was $155,671 (based on the average of the closing bid and asked prices on June 30, 1997)

	The number of shares outstanding of the registrant's Common Stock, par value
 $0.04, as of June 30, 1997 was 11,543,934  shares.

 Documents incorporated by reference:   None

 Transitional Small Business Disclosure Format ( check one ):	Yes ( )	No (X)

 This Form 10-KSB  consists of 56 pages


                                       INDEX



                                  PART I

                                                                 Page

Item 1              Description of Business                      	3

Item 2              Description of Properties                    	8

Item 3              Legal Proceedings                            	9

Item 4              Submission of Matters to a Vote of
                    Security Holders                             	9


                                  PART II

Item 5              Market for Registrant's Common Stock and
                         Related Stockholder Matters	             9

Item 6              Management's Discussion and Analysis
                         or Plan of Operation                   	10

Item 7              Financial Statements                         13

Item 8              Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure      	13


                                   PART III

Item  9             Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with Section
                    16(a) of the Exchange Act                   	14

Item 10            Executive Compensation                       	16

Item 11            Security Ownership of Certain Beneficial
                   Owners and Management	                        17

Item 12            Certain Relationships and Related Transactions	18

Item 13            Exhibits and Reports on Form 8-K              	19



                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

LARCAN-TTC INC. (the Company) is a Delaware Corporation whose executive offices and manufacturing plant are located at 650 South Taylor Avenue, Louisville, Colorado 80027. The Company's principal telephone number is
(303) 665-8000. The Company has been in existence continuously since 1967 when it was incorporated as a Maryland corporation. It was reincorporated in 1983 under the laws of the State of Delaware.


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


During June, 1995 LARCAN INC. subscribed for an additional 5,000,000 common shares for $500,000 and for 500,000, 5% cumulative convertible, preferred shares for $500,000. The subscribed shares were issued in October 1995. LARCAN controls approximately 78 percent of the Company's outstanding common stock as of June 30, 1997.


LARCAN was established in 1981 when the employees of Canadian General Electric (CGE), in association with LeBlanc & Royle Enterprises Inc., purchased CGE's broadcast operation. LARCAN and its predecessor have been a major supplier of VHF (Channels 2-13) television transmitters for over 35 years. LARCAN designs, manufactures, sells, and services VHF solid state television transmitters with powers from 10 watts to 60,000 watts and has recently manufactured and delivered 10,000 watt solid state UHF television transmitters.

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

One watt to 1kW television products are normally considered by the Company to be in the low power transmitter/translator class. The range of list prices for the Company's line of translators and LPTV transmitters is $4,995 to $45,000. This price is dependent primarily on the power level of the transmitter, with special features, if any, also having an impact.

The Company believes that its continued commitment to the domestic LPTV/Translator market has allowed the Company to maintain a reasonable share of this market.

                             UHF HIGH POWER TELEVISION

Around the world, television broadcasting exists primarily in two bands, Very High Frequency (VHF) and Ultra High Frequency (UHF). The VHF band which came into use first, consists in the U.S. of Channels 2-13. The UHF band consists, in the U.S., of Channels 14 - 69. The Company manufactures UHF
High Power transmitters. The Company does not manufacture VHF high power transmitters.

The Company believes those agencies responsible for telecommunications around the world will continue to authorize a steady expansion of the number of UHF television stations.

Transmitters rated at greater than 1kW constitute the Company's UHF high power television broadcasting line. In major metropolitan areas, UHF transmitters may be rated as high as 280kW. The Company currently markets "IOT/Klystrode type" transmitters ranging in output power from 10kW to 240kW. The range of list prices for the Company's line of UHF high power transmitters ranges from $250,000 to $2,000,000. The price is based primarily on the power level of the equipment with special features and design configurations also having an impact.

                            FM RADIO TRANSMITTERS

The Company offers solid-state FM radio transmitters/transposers. This product line satisfies the technical requirements of the broadcast regulatory authorities of most countries and sales are made throughout the world.

The FM transmitter generates the necessary power to carry the station's program to the listening public on the assigned frequency. These transmitters range in power from 30 watts to 12kW. Customers include commercial and non-commercial broadcast organizations and governmental entities worldwide.

The range of list prices for the Company's FM radio transmitters/transposers is from $5,990 to $103,000. These prices are based primarily on the power level of the equipment.

The Company's radio product line includes a power line surge protector offered for use in all types of electronic installations. It also includes an FM broadcast exciter which can be sold as a stand-alone 30-watt transmitter or as an upgrade for older FM transmitters, regardless of manufacturer. The current sales volume in these products continues to be small but consistent.


                      SUPPLEMENTARY PRODUCTS AND ACCESSORIES

A number of products purchased by the Company from other manufacturers are offered to complement the Company's own products. Typical items are pre-amplifiers, filters, antennas, transmission line, studio equipment, and test equipment. These products are obtained from a number of different sources and no one supplier is considered critical. The Company estimates that less than 10 percent of its sales for the fiscal year ended June 1997 was derived from the resale of these products, exclusive of products sold as components of the Company's products or as part of an installed broadcast system.

From time to time, at the specific request of the customer, the Company will perform system design and/or coverage design services. The Company has in-house expertise, or can obtain the necessary expertise, to perform these services.


                        GOVERNMENTAL REGULATION

Suppliers of broadcast transmitters intended for use in the more developed countries are generally required to obtain approval of the technical characteristics of their transmitters from the appropriate regulatory authority in their country. In the U.S., the Company must have FCC Type Acceptance/Notice of its transmitters. FCC requirements are generally less stringent than those imposed by competitive forces and, accordingly, the Company generally does not experience difficulties obtaining Type Acceptances for new or revised models. The Company has FCC Type Acceptances/Notices for required products.

Customers of the Company constructing new broadcast stations of any class in the U.S. generally must obtain a permit from the FCC. Such a permit is granted to an applicant for an available channel based on an application showing that the proposed station would meet the technical, legal, and financial requirements of the FCC.


                              MARKETING

During fiscal 1997, the Company continued to refine its internal Sales and Marketing Department and its technical service and support capabilities, with the goal of exceeding industry standards. The Company continues to investigate new ways to enhance its marketing effort and maximize its market penetration. A more aggressive sales effort is being formulated for 1997 and 1998 along with pursuing greater synergy with the LARCAN sales force.


Domestic

The Company's rural translator business depends heavily on a network of dealers who buy the Company's products, related supplementary products and accessories at a discount and resell the equipment to an end user. This is usually done as part of an installed system. In some instances, business relationships between these dealers and employees of the Company have continued for more than 20 years. In some circumstances the Company acts as its own installer when contracted to do so and has the equipment, knowledge, and personnel to complete these installations.

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

In the translator and LPTV market, the Company and its three domestic competitors ( Acrodyne, ADC/ITS, and EMCEE ) account for most of the sales of television translators and LPTV transmitters in the United States.

In the UHF high power transmitter market, the Company competes against two domestic manufacturers (Harris and Comark). The Company believes these domestic competitors each have greater sales volume than the Company. Additionally, there are other minor manufacturers of directly competing equipment which the Company believes account for less than 5 percent of the domestic market.

In the international market, large companies such as NEC, Thomcast, Marconi, Harris, Itelco and Rhode & Schwarz dominate in most developed countries due to their long-standing and well-established direct sales organizations. Developing countries currently offer the greatest potential for the Company's products. The growing emergence of non-state controlled broadcast stations, both FM and TV, continues to represent new and growing opportunities for the Company's products.

The Company estimates there are more than 25 FM radio transmitter manufacturers worldwide, several of which are substantially larger than the Company. Almost half of these firms actively compete with the Company. The Company believes several competitors have significantly greater sales volume of these products than the Company.


                              PRODUCT DEVELOPMENT

The Company's engineering and support group pursues product development efforts aimed at improving current products and developing new products.
Only a small effort is made toward applied research and none towards fundamental research. The Company expended $726,000, and $898,000 respectively, for research and development during fiscal 1997 and 1996. Reduction in R&D costs resulted from the suspension of the development of the high power products of the RMS series. After a detailed review of the RMS 1000 portion of the development program, it became doubtful that the product would be cost competitive.

                                SINGLE SUPPLIERS

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

                                   CUSTOMERS

A domestic high power sale accounted for 10% of the Company's sales in fiscal 1997.

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


                                   EMPLOYEES

As of June 30, 1997 the Company employed 48 full-time employees at its
headquarters in Louisville, CO.   The Company's employees are not covered by
any collective bargaining agreement and management believes its employee relations are satisfactory.



ITEM 2. PROPERTIES

The Company occupies a 44,000 square foot facility in Louisville, Colorado under a five-year non-cancelable operating lease, expiring on April 30, 1998. All manufacturing, warehousing, marketing, engineering, and administrative functions are based at this location.



ITEM 3. LEGAL PROCEEDINGS

The Company is presently engaged in litigation concerning the collection of an outstanding accounts receivable. There are no material legal proceedings to which the Company is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended June 30, 1997 there were no matters submitted for a vote of the security holders of the Company.


                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
   	   AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been trading on the OTC Bulletin Board under the trading symbol LTTC.

The high and low bid price for the Company's common stock for each quarter of the last two fiscal years is shown below. The prices represent quotations between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.



  Quarter Ending	      		High		 Low
		September 30, 1995		  	6/16		 3/16
		December 31, 1995			   6/16		 3/16
		March 31, 1996				     6/16		 3/16
		June 30, 1996				      6/16		 3/16
		September 30, 1996			  4/16		 3/16
		December 31, 1996			   1/16		 1/16
		March 31, 1997			      1/16		 1/16
		June 30, 1997				      1/16		 1/16


At June 30, 1997, the approximate number of holders of the Company's common stock was 475, including both record and beneficial shareholders in security position listings.

The Company has not declared or paid any cash dividends on its common stock and has no present intention of declaring such dividend in the future.



Subsequent to June 30, 1997, the Board of Directors of the Company approved an agreement proposing a Merger between the Company and a wholly owned subsidiary of LARCAN. The merger, which is subject to shareholder approval, will, when completed, result in the Company being the surviving entity and becoming a wholly owned subsidiary of LARCAN. A Proxy Statement with respect to the Merger will be sent to all stockholders of record at the appropriate time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      		RESULTS OF OPERATIONS

OPERATING RESULTS

For the fiscal year ended June 30, 1997 the Company reported a net loss of $2,353,000. This compares to a net loss of $2,326,000 for the fiscal year ended June 30, 1996. Overall sales decreased 27% from 1996. Sales were adversely impacted by the hesitancy of broadcasters to place orders for high power product due to the uncertainty surrounding the market situation for digital TV. Radio revenues also decreased during the year due to no large international order comparable to the one for Saudi Arabia in 1996. Sales of low power TV products increased by 11% in fiscal 1997 as quality and reliability issues addressed previously had a positive impact.

Cost of sales as a percent of net sales in fiscal 1997 were 94% compared to 98% in fiscal 1996. As a result gross margin, as a percentage of sales, increased in fiscal 1997 to 6% from 2% in fiscal 1996. Improved cost control especially in manufacturing overhead and in distribution costs, coupled with a modest selling price increase were the primary reasons for improvement which was seen mostly in the core low power TV product line. While an increase was achieved, the 6% level of gross margin attained remains well below industry standards for companies profitability engaged in the development, production and sale of products like those of the Company. The Company continues to be challenged in its efforts to reduce manufacturing costs and improve margins with respect to all of its product lines.

Selling, general, and administrative (S,G & A) expenses decreased 5% from fiscal 1996 to fiscal 1997. These expenses were reduced from $1,573,000 in 1996 to $1,489,000 in 1997. However due to the reduced revenue base, selling, general, and administrative costs increased as a percent of sales from 21% in fiscal 1996 to 27% in fiscal 1997.

Selling expenses were reduced 23% from the prior fiscal year. Selling expense fell from $574,000 to $444,000 in 1997. A smaller in-house sales force coupled with lower travel expenses contributed to the majority of the reduction in selling expense. A better utilization of space at the National Association of Broadcasters show also held costs down.

General and Administrative costs increased 5% in comparison to fiscal 1996 from $999,000 to $1,045,000. An increase in staffing to enhance customer service response time was a major factor. Other costs were held to general inflation or reduced.

Research and product development costs, reflecting the changing emphasis from high power projects to low power improvements, were reduced during the year by $172,000 or 19% from the the prior year. As a percentage of revenues, however spending increased slightly from 12% in fiscal 1996 to 13% in 1997. Reduction in R&D costs resulted in the main from the suspension of the development of the higher power members of the RMS series. The RMS product development was targeted as a higher margin replacement for the LPTV transmitter presently being marketed by the Company. Detailed reviews of the RMS 1000 portion of the development program led to the conclusion that expanded costs could make the product non-competitive.

	Interest expense increased dramatically in recognition of the interest due the Company's major stockholder, LARCAN, on advances made for working capital and other purposes. The fiscal 1997 adjustment for interest due on these advances was $420,000. Other interest expense decreased during the year from $21,000 in 1996 to $16,000 in 1997. This reflects a decreasing balance on the bank line of credit.


Liquidity and Capital Resources

During fiscal 1997 cash advances from LARCAN of $2,650,00 (excluding interest) were used primarily to reduce trade payables (including intercompany payables) from $2,108,000 as of June 30, 1996 to $534,000 at June 30, 1997.

The deficiency in working capital grew to $6,099,000 versus $108,000 of working capital in fiscal 1996 primarily due to the reclassification of shareholder advances as a current liability in fiscal 1997.

Subsequent to fiscal 1997 the Company re-negotiated its bank line of credit reducing the outstanding balance to $75,000 with an additional $75,000 term note. The line of credit note is due June 1, 1998 and the term note expires September 15, 1998.

As of June 30, 1997 the Company had cash and short term investments of $65,000, other current assets of $2,387,000 and current liabilities (including the note to LARCAN) of $8,551,000. The Company's current ratio at June 30, 1997, was .29, compared to 1.04 at June 30, 1996. The major impact was the increase in cash advances from LARCAN during the year.

Due to the Company's current cash flow constraints, there are no current plans for significant capital expenditures. In addition, until the Company's operations provide adequate working capital, the Company will be dependent on LARCAN for its cash needs.

Transmitter Industry Overview and Effect of Recent Developments on Operations

During 1997 the Company saw the Federal Communications Commission (FCC) adopt a transmission standard for digital television (DTV). Under the FCC DTV rules each primary broadcaster in the U.S. has been offered a second channel to be used for the broadcast of a DTV signal while still continuing to broadcast the current broadcast standard. The market demand for DTV transmitters is expected to develop rapidly over a very few years, necessitating a substantial development effort on the Company's part in order to participate in this opportunity.

While, as stated above, the Company believes it has maintained a reasonable share of the domestic LPTV/Translater market, a decline in its traditional market is forecast due to the uncertainties surrounding the introduction of DTV to the U.S. marketplace. A significant portion of LPTV stations presently in service may be forced to cease broadcasting due to interference created with newly deployed DTV channels. This uncertainty is apt to prevail through the transition from analog to digital service in the U.S.


Forward Looking Statements

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations based on current expectations that involve numerous risks and uncertainties. These plans involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.
Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


ITEM 7. FINANCIAL STATEMENTS


Attached hereto and filed as a part of this Form 10-KSB are the financial statements listed in the Index to the Financial Statements at page F-1.

The following documents are filed as part of this Form 10-KSB:
                                                        																Page
  	Independent Auditors' Report on Financial Statements ............... 	F-1

  	Balance Sheets as of June 30, 1997 and June 30, 1996   ..............	F-2

			Statements of Operations for each of the two years in the period
			ended June 30, 1997   ...............................................	F-3

			Statement of Stockholders' Deficit for each of the two years in
   the period ended June 30, 1997  .....................................	F-4

			Statements of Cash Flows for each of the two  years in the period
			ended June 30, 1997   ...............................................	F-5

  	Notes to Financial Statements   .....................................	F-6



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
    	   ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in nor disagreements with accountants on any matters of accounting and financial disclosure.


                                   PART III



ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, addresses, ages and terms of office of the executive officers and directors of the Company are:

Name and Address                		Age    			Office			      		Term Expires

G. James Wilson		                 63			President, Director	   			1997
650 S. Taylor Ave
Louisville, CO 80027

James D. Adamson		                51			     Director					         1997
228 Ambassador Drive
Mississauga, Ontario Canada L5T 2J2

Paul A. Dickie		                  55			     Director					         1997
514 Chartwell Road
Oakville, Ontario Canada L6J 5C5

Dirk B. Freeman		                 62			     Director					         1997
650 S. Taylor Ave
Louisville, CO 80027

Nancy E. McGee		                  45			     Director					         1997
514 Chartwell Road
Oakville, Ontario Canada L6J 5C5

Byron W. St. Clair		              72			     Director					         1997
650 S. Taylor Ave
Louisville, CO 80027

MEMBERS OF THE BOARD OF DIRECTORS

		Paul A. Dickie has been a Director of the Company since October 15, 1993.
He joined LeBlanc & Royle Telcom Inc. as Controller in 1972.  During his
years at LeBlanc & Royle, he rose steadily through the corporate ranks to his current position as President of LeBlanc & Royle Enterprises Inc.  He
oversees the operations of several of the companies in the LeBlanc Group and is a member of the Board of Directors of LeBlanc & Royle Enterprises Inc. and
a number of its subsidiaries.  Prior to joining LeBlanc & Royle, Mr. Dickie was employed by Touche Ross, and Company, Chartered Accountants.  While at
Touche Ross, he received his CA designation.


		Dirk B. Freeman has been a Director of the Company since March 31, 1990.
He has a 41-year engineering and management history in the broadcast industry.  During the period from March 1987 to October 1988, he was the Vice
President of Marketing at the Company.  Mr. Freeman started as a Broadcast
Engineer in the U.S. Army.  After the service, he spent a four-year period on the staff of the University of Michigan.  In 1961, Mr. Freeman joined the
Broadcast Division of RCA.  In the next 21 years, he held a number of increasingly responsible engineering, sales, operations, and marketing management positions at RCA. In 1982, Mr. Freeman left RCA to form Blair
Media,INC., a consulting firm.  After founding Blair Media, Mr. Freeman was engaged in a number of sucessful projects in broadcast management.  In March
1990 Mr. Freeman was elected to the Board of Directors. From March 1990 to
October 1994 he served as President of the Company. In October of 1995 Mr.
Freeman resumed his activities with Blair Media. Mr. Freeman attended Virginia
Polytechnic Institute majoring in Business Administration. He is also a graduate of the U.S. Army War College and a retired Colonel in the U.S.
Army reserve.


		Nancy E. McGee  has been a Director of the Company since October 15, 1993.
She joined LeBlanc & Royle in 1978 as Controller.  Since that time, as the company grew and invested in various other businesses, she assumed the role
of Senior Vice President.   She is actively involved in the finance and
management areas of several companies in the LeBlanc group.  Before joining
LeBlanc & Royle, Mrs. McGee was employed by Touche Ross & Co. where she received her designation as a chartered accountant.  Mrs. McGee serves on the Boards of LeBlanc & Royle Enterprises Inc. and a number of its subsidiaries.



		Byron W. St. Clair, Ph.D has been a Director of the Company since its inception in 1967.  Dr. St. Clair was Chief Executive Officer from the inception of the Company to March 1988 and from January 1990 to March 1990.
He was one of the founders and, from 1960 to 1965, the first President of
Electronics, Missiles and Communications, Inc. From 1957 to 1960 he was
Director of Reasearch and Development for Alder Electronics, Inc. In these respective time periods, these two companies were the dominant manufacturers of translators. From 1965 to 1967, he was General Manager of Hammarlund Mfg.
Company and from 1967 to 1970, Vice President of Racal Communications, Inc.
Dr. St. Clair recieved his B.S. and M.A. degrees from columbia University and a Ph.D. in physics from Syracuse University.

		James D. Adamson has been a Director of the company since May 9, 1996.  He joined LARCAN INC. in 1982 after serving in various capacities within
Canadian General Electric.  In April 1993 he became Vice President of
Marketing for LARCAN INC. and in April 1996 he succeeded P. Clyde Turner as
President. Also in April 1996 he was appointed to the Board of Directors of
LARCAN INC..

		G. James Wilson was appointed President and CEO in late fiscal year 1995 and has been a Director of the Company since October 15, 1993.  He has been associated with the Broadcast Industry since 1962.  Prior to joining the
LeBlanc Organization, he was with Andrew Corporation in the position of
Canadian sales manager.  He joined LeBlanc and Royle in 1977 as Sales
Manager.  As the company grew, his responsibilities increased, and he assumed the role of Vice President, Sales and Marketing.  In 1984, a decision was made to form a U.S. sales and marketing organization to focus on the U.S.
broadcast market. LDL Communications was formed, and Mr. Wilson was appointed to the position of President. LDL is responsible for the sales and marketing of the products manufactured by LARCAN, LeBlanc, RFS, and LARCAN-TTC. Mr.
Wilson serves on the board of LeBlanc & Royal Enterprises Inc., and other boards within the organization.



ITEM 10. EXECUTIVE COMPENSATION

During fiscal 1997, James Wilson was compensated through an affiliated entity. Compensation expense allocated from the affiliate was deemed immaterial to the Company.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

There were no options granted to executive officers in fiscal 1997.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There are no aggregated options or options exercised by executive officers as of and during the year ended June 30, 1997.

LONG-TERM INCENTIVE PLAN AWARDS

	None.

COMPENSATION OF DIRECTORS

The Company paid no compensation to non-employee directors during the fiscal year ended June 30, 1997.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

	None.

REPORT ON REPRICING OF OPTIONS/SARs

None in 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 	  	     MANAGEMENT

		The following table displays certain information, as of June 30, 1997 with respect to (a) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock (voting securities) and/or Preferred shares, (b) each director of the Company and all nominees for director, and (c) all officers and directors of the Company as a group.  All stock ownership shown below is direct unless otherwise indicated.




                                    	 Number of Shares     	Percent
Name and Address	                    Owned Beneficially	    of Class

LARCAN INC.	1)                         9,053,195	              78.42
228 Ambassador Drive
Mississauga, Ontario
Canada L5T 2J2

Paul A. Dickie	                           None	                 -----
Director
514 Chartwell Road
Oakville, Ontario Canada L6J 5C5

Dirk B. Freeman	                        905,803                	7.85
Director/President
650 South Taylor Avenue
Louisville, CO  80027

Nancy E. McGee	                          None	                 ------
Director
514 Chartwell Road
Oakville, Ontario Canada L6J 5C5

James Adamson	                           None	                  ------
Director
650 South Taylor Avenue
Louisville, CO  80027

Dr. Byron W. St. Clair	                517,379	                   4.48
Chairman of the Board/Officer
650 South Taylor Avenue
Louisville, CO  80027

G. James Wilson	                         None	                   ------
Director
650 South Taylor Avenue
Louisville, CO  80027	                _____________          	____________

All Officers and Directors as a Group 	10,476,377	                90.75

All Others	                             1,067,557	                 9.25

Total Outstanding Shares	              11,543,934	               100.00


Series A, 5% Cumulative, Convertible Preferred shares

                                    	Number of Shares	            Percent
                                  	 Owned Beneficially	            of Class

LARCAN INC.	2)                          500,000	                  100.00
228 Ambassador Drive
Mississauga, Ontario
Canada  L5T 2J2





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subsequent to June 30, 1997 the Board of Directors of the Company agreed to a proposed merger between the Company and a wholly owned subsidiary of LARCAN with the Company as the surviving entity. Under the terms of the agreement each outstanding share of Common Stock of the Company (other than those owned by LARCAN) shall be cancelled in exchange for $.0625 which is the price equal to the trading price for the 30 days preceding the merger agreement. As a result of the merger the Company will become a wholly owned subsidiary of LARCAN. The merger is subject to shareholder approval.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)             Exhibits

  1.	  Exhibits incorporated by reference

(A)	Articles of Incorporation (1)
(B)	Amendment to Certificate of Incorporation filed March 5, 1987 (4)
(C)	Amendment to Certificate of Incorporation filed July 10, 1990 (6)
(D)	Amendment to Certificate of Incorporation filed June 9, 1992 (8)
(E)	Amendment to Certificate of Incorporation filed February 2, 1994 (9).
(F)	By-Laws (1)
(G)	Amendments to By-Laws dated March 21, 1986 (4)
(H)	Specimen of Common Stock Certificate (1)
(I)	The Television Technology Corporation Employee Stock Ownership Plan, as
    amended and restated (4)
(J)	Television Technology Corporation Stock Option Plan, as amended (4)
(K)	Contract for Technology Transfer and Cooperation - Shina National
    Electronic Technology Import and Export Corporation and Anshan
    Broadcasting Equipment Plant (2)
(L)	Real property lease dated July 27, 1987 for Louisville, Colorado facility
    (5)
(M)	LARCAN stock purchase agreement (9)

Notes
(1)	These exhibits are incorporated by reference from the corresponding exhibits to the Company's Registration Statement on Form S-18, as
    amended, SEC File No. 2-84666-D.
(2)	This is incorporated by reference to Form 10-K filed for the year ended
    June 30, 1986.
(3)	This is incorporated by reference to Form 8-K filed April 7, 1986.
(4)	This is incorporated by reference to Form 10-K filed for the year ended
    June 30, 1987.
(5)	This is incorporated by reference to Form 10-K filed for the year ended
    June 30, 1989.
(6)	This is incorporated by reference to Form 10-K filed for the year ended
    June 30, 1990.
(7)	This is incorporated by reference to Form 10-K filed for the year ended
    June 30, 1991.
(8)	This is incorporated by reference to Form 10-K filed for the year ended
    June 30, 1992.
(9)	This is incorporated by reference to Form 10-K filed for the year ended
    June 30, 1995.

2.	The following documents are annexed hereto:

 (N)	Merger Agreement dated July 17, 1997
 (O)	Loan Agreement made between Larcan Inc. and Larcan TTC Inc. dated August
     1, 1996
 (P)	Refinancing Agreement made between Larcan Inc. and Larcan TTC Inc. dated
     August 1, 1996.

27.  Financial Data Schedule

(B) Reports on form 8-K     During the last quarter of the period covered by
    this report the registrant did not file any report on Form 8-K.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 29, 1997		        LARCAN-TTC INC.
						                             (Registrant)


                     						By:		ss\ G.James Wilson
                      						     G. James Wilson
             						     President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Signature		                          						Date


			ss\ Paul A. Dickie			          			     9/29/97
Paul A. Dickie
Chairman of the Board


			ss\ Byron W. St. Clair		      			      9/29/97
Byron W. St. Clair
Chairman of the Board Emeritus


			ss/ James D. Adamson		        			     9/29/97
James D. Adamson
Director


 	ss/ Dirk B. Freeman           				     9/29/97
Dirk B. Freeman
Director

 	ss/ Nancy McGee	     				   	          9/29/97
Nancy McGee
Director

	ss/ G. James Wilson           				    		9/29/97
G. James Wilson
Director

                                        EXHIBIT N
                             AGREEMENT AND PLAN OF MERGER

AGREEMENT AND PLAN OF MERGER (this "Agreement") dated as of July 17, 1997 by and among Larcan Inc., a Canadian corporation ("Larcan"), Larcan Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Larcan ("LSI"), and Larcan-TTC Inc., a Delaware corporation ("LTTC"). (LSI and LTTC are referred to herein collectively as the "Constituent Corporations").

                                       RECITALS
WHEREAS, the Boards of Directors of Larcan and LTTC each have determined that it is in the best interests of their stockholders to effect the merger provided for herein upon the terms and subject to the conditions set forth herein; and

NOW THEREFORE, in consideration of the premises, and of the agreements contained herein, the parties hereto agree as follows:

                                        ARTICLE I
                              The Merger; Effective Time

1.1	The Merger.  At the Effective Time (as defined in Section 1.2) LSI shall be merged with and into LTTC and the separate corporate existence of LSI shall thereupon cease (the "Merger"). LTTC shall be the surviving corporation in the Merger (the "Surviving Corporation") and shall continue to be governed by the laws of the State of Delaware, and the separate corporate existence of LTTC with all its rights, privileges, immunities, powers and franchises shall continue unaffected by the Merger. The Merger shall have the effects specified in the Delaware General Corporation Law (the "DGCL").

1.2	Effective Time.  The Merger shall be effective at 5:00 p.m. Eastern Time on the day on which a Certificate of Merger is filed with the Secretary of State of Delaware (the "Effective Time").

                                     ARTICLE II
                         Certificate of Incorporation and By-Laws
                              of the Surviving Corporation

2.1	The Certificate of Incorporation.  The Certificate of Incorporation of
LTTC in effect at the Effective Time shall be the Certificate of Incorporation of the Surviving Corporation, until duly amended in accordance with the terms thereof and the DGCL.

2.2	The By-Laws.  The By-Laws of LTTC in effect at the Effective Time shall be the By-Laws of the Surviving Corporation, until duly amended in accordance with the terms thereof and the DGCL.

                                   ARTICLE III
                              Officers and Directors
                           of the Surviving Corporation

3.1	Officers and Directors.  The directors of LSI at the Effective Time shall, from and after the Effective Time, be the directors of the Surviving Corporation and the officers of LTTC shall, from and after the Effective Time, be the officers of the Surviving Corporation, in each case until their successors have been duly elected or appointed and qualified or until their earlier death, resignation or removal in accordance with the Surviving Corporation's Certificate of Incorporation and By-Laws and the DGCL.

                                     ARTICLE IV
                      Effect of the Merger on Capital Stock

4.1	At the Effective Time, by virtue of the Merger and without any action on the part of the holders of any capital stock of the Constituent Corporations:

(a)	Each share of the Common Stock, par value $.01 per share, of LSI
(the "LSI Shares") issued and outstanding immediately prior to the Effective Time shall be converted into one share of the Common Stock, par value $0.04 per share of LTTC (the "LTTC Shares").

(b)	Each LTTC Share issued and outstanding immediately prior to the Effective
Time (other than those owned by Larcan) shall be cancelled at the Effective
Time in exchange for the Merger Consideration (as defined below).

(c)	Each LTTC Share issued and outstanding immediately prior to the Effective
Time that is owned by Larcan shall be cancelled at the Effective Time without any consideration therefor.

(d)	As used herein Merger Consideration means $0.0625, which equals the sale price of each and every LTTC Share traded on its principal trading market for the 30 trading days immediately prior to the date hereof.

(e)	At and after the Effective Time, each holder of a certificate or certificates theretofore representing LTTC Shares ("OLD LTTC Shares") that were converted into the Merger Consideration in the Merger (a "Certificate") may surrender the same to LTTC or its agent for cancellation, and each such holder shall be entitled upon such surrender to receive in exchange therefor a check in an amount equal to the aggregate amount of cash to which such holder is entitled to be paid pursuant to this Article IV, without interest. Until so surrendered, each Certificate, after the Effective Time, shall be deemed for all purposes to evidence the right to receive such payment. If any amount is to be paid to a person other than the person to which the Certificate surrendered for exchange is issued, the Certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer and the person requesting such exchange shall affix any requisite stock transfer tax stamps to the Certificate surrendered or provide funds for their purchase or establish to the reasonable satisfaction of LTTC or its agent that such taxes are not payable.


(f)	At the Effective Time, the stock transfer books of LTTC shall be closed regarding Old LTTC Shares and no transfer of Old LTTC Shares shall thereafter be made or recognized. Any other provision of this Agreement notwithstanding, neither LTTC nor its agent nor any party to the Merger shall be liable to a holder of Old LTTC Shares for any amount paid or property delivered in good faith to a public official pursuant to any applicable abandoned property, escheat or similar law.

(g)	Notwithstanding any other provision hereof, any holder of Old LTTC Shares that perfects appraisal rights under the Section 262 of the DGCL shall have their Old LTTC Shares converted into the consideration determined in accordance with such statute.

                                   ARTICLE V
                              Conditions; Termination

5.1	Conditions.  Consummation of the Merger shall be subject to satisfaction of the following conditions (unless waived by Larcan):

(a)	The stockholders of LTTC shall have approved this Agreement and the
Merger by the vote required under the DGCL.

(b)	No inquiry, action or proceeding which, in the opinion of Larcan, is material shall have been instituted to restrain or prohibit the carrying out of the transactions contemplated by this Agreement or to challenge the validity of such transactions or any part thereof, or seeking damages on account or as a result thereof.

(c)	There shall have been no material adverse change in the financial condition, results of operations, business or prospects of LTTC since March 31, 1997.

(d)	All required consents and approvals shall have been obtained, all other requirements prescribed by law which are necessary to the consummation of the transactions contemplated hereby shall have been obtained, and all statutory waiting periods in respect thereof shall have expired.

5.2	Termination.  This Agreement may be terminated and the Merger abandoned as follows:

(a)	Larcan and LTTC may terminate this Agreement at any time prior to the
Effective Time, before or after the approval by the stockholders of LTTC, by their mutual agreement;

(b)	Larcan may terminate this Agreement at any time prior to the Effective
Time if it concludes in good faith that

 ( i)	there has been a material adverse change in the financial condition, results of operations, business or prospects of LTTC since March 31, 1997, or

 (ii)	any of the conditions specified in Section 5.1 is unlikely to be satisfied in a timely manner.

5.3	Effect of Termination and Abandonment.  In the event of termination of this Agreement and abandonment of the Merger pursuant to this Article V, no party hereto (or any of its directors or officers) shall have any liability or further obligation to any other party to this Agreement.


                                      ARTICLE VI
                              Miscellaneous and General

6.1	Modification or Amendment.  Subject to the applicable provisions of the
DGCL, at any time prior to the Effective Time, Larcan and LTTC may modify or amend this Agreement, by written agreement executed and delivered by their duly authorized officers.

6.2	Counterparts; Effectiveness.  For convenience of the parties hereto, this
Agreement may be executed in any number of counterparts, each such counterpart being deemed to be an original instrument, and all such counterparts shall together constitute the same agreement. This Agreement shall become effective when duly executed and delivered by Larcan and LTTC. Larcan shall use reasonable efforts to form LSI promptly and shall cause LSI to execute and deliver this Agreement promptly after its formation.

6.3.	Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without regard to principles of conflicts of laws thereof.

6.4	Captions.  The Article, Section and paragraph captions herein are for convenience of reference only, do not constitute part of this Agreement and shall not be deemed to limit or otherwise affect any of the provisions hereof.

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officers of the parties hereto as of the date first hereinabove written.

             						LARCAN INC.
              					By:     SIGNED:  "JAMES D. ADAMSON"
                                     Name:
                 			                 Title:   President

             						LARCAN SUB, INC.
                			By:     SIGNED:  "JAMES D. ADAMSON"
                          						     Name:
                                     Title:   President

             						LARCAN TTC INC.
             						By:      SIGNED:  "G. JAMES WILSON"
						                               Name:
                                   	 Title:   President



                                       EXHIBIT O

This LOAN AGREEMENT (Agreement) is made and entered into as of the 1st day of August, 1996, by and between:

                         							LARCAN-TTC INC.,
                         							a Delaware Corporation
                     											(Borrower)

                                    		- and -

                                LARCAN INC., a corporation established under
                                the Canada Business Corporations Act, one of
                                the Statutes of Canada
                     											(Lender)

              					(Individually a Party and collectively the Parties)

In consideration of the mutual covenants and agreements hereinafter set forth, the Parties hereby agree as follows:

                               	ARTICLE I
                               	LOAN

1.1	LOAN

Subject to and in accordance with the terms and conditions of this Agreement and in reliance upon the representations, warranties and covenants of Borrower hereinafter set forth, Lender hereby agrees to lend to Borrower an aggregate amount not to exceed in principal the sum of Ten Million United States Dollars ($10,000,000.00USD) (the Loan) in such advances (including the principal amount of advances heretofore made by Lender to Borrower) as may be made to Borrower from time to time as required for use ofloan proceeds as hereinafter stipulated.

1.2	PROMISSORY NOTE

The Loan shall be evidenced by a promissory note substantially in the form of that attached hereto as Annex l.2 (the Note), which Note Borrower shall execute and deliver to Lender at Closing.

1.3	INTEREST

	    1.3.1	The amount of principal from time to time outstanding under the
           Note shall bear interest at the rates set forth herein both before and after Default and before and after maturity and judgement.
           Except as otherwise provided in Section 1.8, the unpaid principal amount of the Note shall bear interest, if there is no Default, at the rate of eight percent (8%) per annum, calculated monthly.
           Past-due interest shall bear interest at the rate set forth in
           Section 1.8 to the fullest extent permitted by applicable law.

	    1.3.2	Interest accrued on the amount of principal from time to time outstanding under the Note shall be due and payable on the first day of each and every month, commencing on the first day of
           September, 1996.

l.4	PRINCIPAL

Principal is to be repaid on demand, or if no demand, on the 1st day of August, 1997.

l.5	SECURITY

Payment and performance of the Obligations (as that term is hereinafter defined) when due shall be secured as follows:

	    l.5.l		SECURITY AGREEMENT
Borrower shall grant a security interest to Lender covering the property described in a security agreement (the Security Agreement), in form satisfactory to Special Counsel to Lender and duly executed on behalf of Borrower and delivered to Lender at Closing.

The Liens and security interests stipulated for under this Section l.5 shall be subordinate and inferior in priority only to Permitted Encumbrances.

l.6	DELIVERY OF DOCUMENTS AND INSTRUMENTS NECESSARY TO PERFECT SECURITY
INTERESTS

To the extent available, evidence of the completion of all recordings, registration and filings as may be necessary or, in the reasonable opinion of Special Counsel to Lender, desirable to perfect or preserve Liens and security interests in the Collateral including, without limitation and to the extent available, the acknowledgement copy of each Form UCC-l financing statement duly filed under the Uniform Commercial Code of any jurisdiction as may be necessary or, in the reasonable opinion of Special Counsel, desirable to perfect the security interests and Liens created by the Collateral Documents, shall be delivered by Borrower to Lender.

l.7	PRINCIPAL PREPAYMENTS

Borrower may prepay the whole or any part of the unpaid principal amount of the Note without notice or bonus, provided that, if less than the whole is prepaid, the amount prepaid shall, unless the Lender shall otherwise agree, be in the amount of $50,000.00 or any multiple thereof, and provided also that any prepayment of principal is to be accompanied by a payment of interest accrued on the amount prepaid to the date of actual payment.

l.8	LATE PAYMENTS

If there is a Default, all amounts payable under the Note shall, to the extent permitted by applicable law, bear interest at rate of 10%, compounded monthly.

l.9	COMPUTATION OF INTEREST AND FEES

All computations of interest and fees under any Loan Document shall be calculated on the basis of a year containing 360 days, and the actual number of days elapsed.

l.l0	PAYMENT ON NON-BANKING DAYS

If any payment to be made by Borrower or any other Party under any Loan Document shall come due on a day other than a day on which Lender is open for business, payment shall be made on the next succeeding business day of Lender and the extension of time shall be reflected in computing interest.


                                 ARTICLE 2
                     	DEFINITIONS AND ACCOUNTING TERMS

2.l	DEFINED TERMS

As used in this Agreement, the following terms shall have the meanings set forth respectively after each, in addition to other terms defined in this
Agreement:

Agreement means this Loan Agreement, either as originally executed or as it may from time to time be supplemented, modified, amended, restated or extended.


Bank One means Bank One, Colorado, N.A..

Bank One Loan Agreement means that certain Loan Agreement by and between Bank One and Borrower, originally dated October 30, 1994, as the same may be amended from time to time.

Borrower means Larcan-TTC Inc., a Delaware corporation.

Closing shall mean the delivery of all of the documents required by Section 3.l hereof to be executed and delivered.

Closing Date shall mean the date upon which the last of the executed documents required by Section 3.l to be delivered has in fact been delivered.

Collateral means, collectively, all property on or in which Lender has a Lien pursuant to this Agreement or any other Loan Document.

Collateral Documents means, collectively, all present and future security agreements, deeds of trust, mortgages, assignments, pledge agreements, financing statements, landlord waivers, consents and other documents, either as originally executed or as the document may from time to time be supplemented, modified, amended, restated or extended, granting Liens to Lender, or perfecting, effecting, facilitating, consenting to, providing notice of, or otherwise evidencing such Liens.

Default shall have the meaning set forth in Section 7.l.

Dollars or $ means United States dollars.

Effective Date means August 1, 1996.

Environmental Laws shall mean all federal, state, and local laws including statutes, regulations, ordinances, codes, rules, and other governmental restrictions and requirements relating to the environment or hazardous substances including, but not limited to, the Toxic Substance Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act of l976, the Comprehensive Environmental Response, Compensation and Liability Act of l980, regulations of the Environmental Protection Agency, regulations of the Nuclear Regulatory Agency, and regulations of any state department of natural resources or state environmental protection agency now or at any time hereafter in effect.

ERISA means the Employee Retirement Income Security Act of l974, and any regulations issued pursuant thereto, as amended or replaced and as in effect from time to time.

Event of Default means any event that, with the giving of notice or lapse of time, or both, would be a Default.

GAAP means generally accepted accounting principles as established from time to time by the American Institute of Certified Public Accountants and by the Financial Accounting Standards Board.

Lender means Larcan Inc., a Canadian corporation.

Lien means any mortgage, deed of trust, pledge, hypothecation, security interest, encumbrance, lien or charge of any kind, whether voluntarily incurred or arising by operation of law or otherwise, affecting any property, including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, and/or the filing of or agreement to give any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction.

Loan Documents means, collectively, this Agreement, the Note, the Security Agreement, the Collateral Documents, and any other certificates, documents or agreements of any type or nature heretofore or hereafter executed or delivered by Borrower to Lender in any way relating to or in furtherance of this Agreement, in each case either as originally executed or as the same may from time to time be supplemented, modified, amended, restated or extended.

Note means the promissory note (and any promissory note that may be issued in substitution, renewal, extension, replacement or exchange therefor), with all blanks property filled in, and executed by Borrower in favour of Lender either as originally executed or as the same may from time to time be supplemented, modified, amended, renewed, extended or refinanced.

Obligations means all past, present and future obligations of every kind or nature of Borrower at any time and from time to time owed to Lender under any one or more of the Loan Documents, whether due or to become due, matured or unmatured, liquidated or unliquidated, or contingent or noncontingent, including obligations of performance as well as obligations of payment, and including interest that accrues after the commencement of any bankruptcy or insolvency proceeding by or against Borrower.

Permitted Encumbrance means:

				(a)	any Lien or security agreement given by Borrower prior to the
        Effective Date of this Agreement pursuant to the Bank One Loan
        Agreement as heretofore defined.

			(b)	any mortgage, charge, hypothec, pledge, lien, security interest, or other encumbrance created, issued or assumed by Borrower to secure indebtedness assumed by Borrower as part of, or issued or incurred to provide Borrower with funds to pay, the purchase price of machinery, equipment and/or real property acquired in the ordinary course of the business of Borrower after the Effective Date of this Agreement, provided such indebtedness does not exceed 90% of the purchase price of machinery or equipment or 75% of thepurchase price of real property, and further provided that such morgage, charge,hypothec, pledge, lien, security interest, or other encumbrance is limited to the property the acquisition of which was financed through the assumption or issue of such indebtedness and is created, issued or assumed substantially concurrently with the acquisition of such property, and


			(c)	any other Lien created, incurred or assumed by Borrower with the prior written consent of Lender.

Person means any individual or entity, whether trustee, corporation, general partnership, limited partnership, joint stock company, trust unincorporated organization, bank business association, firm, joint venture, governmental agency, or otherwise.

Plan means each employee benefit plan of Borrower (whether now in existence or hereafter instituted) as such term is defined in Section 3 of ERISA.

Special Counsel shall mean any counsel nominated by Lender to advise Lender on any aspect of the transactions contemplated by this Agreement.

2.2	ACCOUNTING TERMS

All accounting terms not specifically defined in this Agreement shall be construed in conformity with, and all financial data required to be submitted by this Agreement shall be prepared in conformity with, GAAP applied on a consistent basis, as in effect on the date hereof, except as otherwise specifically prescribed herein.

                                   	ARTICLE 3
                        	CONDITIONS PRECEDENT TO LOAN

The obligation of the Lender to make the Loan is subject to satisfaction of all of the following conditions precedent, each of which shall be satisfied prior to or concurrently with the making of the Loan:

3.1	DELIVERY OF DOCUMENTS

The Lender shall have received all of the following, each of which shall be originals unless otherwise specified, each properly executed by an officer of Borrower, as applicable, each dated as of the Effective Date, and each in form and substance satisfactory to Lender and Special Counsel:

		(a)	Counterparts of this Agreement, duly executed by Borrower,

		(b)	The Note stipulated for in Section l.2, duly executed by Borrower,

		(c)	The Security Agreement stipulated for in Section l.5.l, duly executed by Borrower,

		(d)	Such opinions of counsel as Lender may reasonably request,

		(e)	A certificate of a qualified officer of Borrower certifying that the conditions specified in Sections 3.2 through 3.4, inclusive, have been satisfied,

		(f)	Such documentation as Lender may require to establish the due organization, valid existence and good standing of Borrower, its qualifications to engage in business in each jurisdiction in which it is engaged in business or required to be so qualified, its authority to execute, deliver and perform any Loan Document to which they are
      Parties, and

		(g)	Such other and further instruments, certificates, documents, consents or opinions as Lender reasonably may require, including without limitation of the foregoing, all such certificates as Special Counsel may require to provide the evidence of recordings, registrations and filings stipulated for in Section l.6.


3.2	REPRESENTATIONS AND WARRANTIES

The representations and warranties contained in Article 4 hereof shall be true and correct on and as of the Effective Date, as though made on that date, and shall remain true and correct on the Closing Date.

3.3	NO CHANGE

No material adverse change shall have occurred in the business, operations or condition (financial or otherwise) or prospects of Borrower prior to the Effective Date.

3.4	NO DEFAULT

No Default or Event of Default shall have occurred.


                                     	ARTICLE 4
                           	REPRESENTATIONS AND WARRANTIES

4.l	The Borrower hereby represents and warrants to Lender that:

		(a)	The Borrower is a corporation duly formed, validly existing and in good standing under the laws of Delaware.  The Borrower is duly qualified to transact business and is in good standing in each other jurisdiction in which the conduct of its business or the ownership or leasing of its properties makes such qualification necessary, except where the failure so to qualify and to be in good standing would not have a material adverse effect on its business, operations, condition (financial or otherwise) or prospects. The Borrower has all requisite power and authority to conduct its business, to own and lease its properties and to execute, deliver and perform all of its obligations under the Loan
      Documents.

		(b)	The execution, delivery and performance by the Borrower of the Loan
      Documents to which it is a Party and the consummation of the transactions contemplated hereby and thereby have been duly authorized by all necessary action on the part of the respective directors and stockholders.

		(c)	The Borrower is in compliance with all laws and other legal
      requirements applicable to its business.

		(d)	Each of the Loan Documents to which Borrower is a Party will, when executed and delivered by such Party, constitute the legal, valid and binding obligation of such Party, enforceable against such Party in accordance with its terms.

		(e)	The Borrower will maintain each Plan of Borrower in compliance with all material applicable requirements of ERISA and of the Internal Revenue
      Code (the Code) and with all material applicable rulings and regulations issued under the provisions of ERISA and the Code.

		(f)	As to environmental matters:

			    (  i)		the Collateral and Borrower are now and heretofore have been at all times in compliance with all Environmental Laws,

			    ( ii)		there have been no conditions on or about the Collateral which required or will require clean-up, removal, remedial action or other response pursuant to Environmental Laws,

			    (iii)		there are no conditions on or about the Collateral now existing or likely to exist during the term of this Agreement which require or are likely to require clean-up, removal, remedial action, or other response pursuant to Environmental Laws,

			    ( iv)		Borrower has never been nor is now a party to any litigation or administrative proceeding, nor is any litigation or
              administrative proceeding threatened against it, which asserts or alleges any violation of Environmental Laws,

		     (  v)	 neither the Collateral nor the Borrower is now or ever has been subject to any judgement, decree, order, or citation related to or arising out of Environmental Laws, and

			    ( vi)		no permits or licenses are required under Environmental Laws relative to the Collateral or Borrower that have not been
              obtained and are current and effective.

		(g)	All representations and warranties contained herein or in any other
      Loan Document, or in any certificate or other writing delivered by or on behalf of any one or more of the Parties to any Loan Document, shall survive the making and repayment of all or any portion of the Loan hereunder and the execution and delivery of the Note, and have been or will be relied upon by Lender, notwithstanding any investigation made by Lender or on its behalf.


                                    	ARTICLE 5
                      	AFFIRMATIVE COVENANTS OF BORROWER

So long as any Obligation remains unpaid or unperformed, unless Lender otherwise consents in writing, Borrower shall:

5.1	FINANCIAL STATEMENTS

Deliver to Lender at Borrower's sole expense:

		(a)	As soon as available, and in no event later than 60 days after the close of each fiscal year of Borrower:

			    (  i)		balance sheets as at the end of such fiscal year, setting forth in comparative form the corresponding figures as at the end of its preceding fiscal year, and

      ( ii) statements of profit and loss and of changes in financial position for such fiscal year, setting forth in comparative form the corresponding figures for its preceding fiscal year, all in reasonable detail. Such balance sheets and statements shall be prepared in accordance with GAAP, consistently applied, and such balance sheets and statements shall be accompanied by a report and opinion of independent certified public accountants of recognized standing selected by Borrower and satisfactory to Lender, which report and opinion shall be prepared in accordance with GAAP as at such date, and shall be subject only to such qualifications and expections as are acceptable to Lender, provided that nothing herein shall preclude Lender from waiving the requirement for audited statements as hereinbefore set out and accepting in lieu thereof financial statements certified by the chief fianacial officer of the Borrower.

		(b)	Promptly after request by Lender, copies of any detailed audit reports submitted to Borrower by independent accountants in connection with the accounts or books or any audit of any of them.

		(c)	Promptly after request by Lender, copies of any report or other documents filed by Borrower with any governmental agency.

		(d)	Immediately upon becoming aware of the existence of any Event of
      Default or Default, a written notice specifying the nature and period of existence thereof and what action Borrower is taking or proposes to take with respect thereof.

		(e)	Such other data and information as from time to time may be reasonably requested by Lender.

5.2	PRESERVATION OF EXISTENCE

Preserve and maintain its respective existence, licenses, rights, franchises and privileges in the jurisdiction of its formation and all authorizations, consents, approvals, orders, licenses, permits, or exemptions from, or registrations with, any governmental agency that are necessary for the transaction of its business, and qualify and remain qualified to transact business in each jurisdiction in which such qualification is necessary in view of its business or the ownership or leasing of its properties.

5.3	COMPLIANCE WITH LAWS

Comply with the requirements of all applicable laws and orders of any governmental agency non-compliance with which could materially adversely affect the business, operations or condition (financial or otherwise) of Borrower.

5.4	ENVIRONMENTAL MATTERS

		(a)	Comply with all applicable Environmental Laws,

		(b)	provide to Lender, immediately upon receipt, copies of any
      correspondence, notice, pleading, citation, indictment, complaint, order, decree, or other document from any source asserting or alleging a circumstance or condition which requires or may require a clean-up, removal, remedial action, or other response by or on the part of Borrower under Environmental Laws or which seeks criminal or punitive penalties from Borrower for an alleged violation of Environment Laws, and

		(c)	advise Lender in writing as soon as Borrower becomes aware of any condition or circumstance which makes the foregoing covenants incomplete or inaccurate.

In the event of any such condition or circumstance, Borrower agrees, at its expense and at the request of Lender, to permit an environmental audit solely for the benefit of Lender, to be conducted by Lender or an independent agent selected by Lender. This provision shall not relieve Borrower from conducting its own environmental audits or taking any other steps necessary to comply with Environmental Laws. Borrower hereby agrees to indemnify Lender and hold Lender harmless from and against any loss, liability, cost, damage, or expense, including, without limitation, attorneys' fees, arising from the imposition or recordation of a Lien, the incurrence of any clean-up and removal costs under any Environmental Laws with respect to the Collateral or Borrower, any liability to any third party in connection with any violation of any Environmental Laws or other action by Borrower or any of their respective agents, or any diminution in value of the Collateral as a result of any violation or alleged violation of any Environmental Laws by Borrower.

5.5	KEEPING OF RECORDS AND BOOKS OF ACCOUNT

Keep adequate records and books of account reflecting all financial transactions in conformity with GAAP, consistently applied.

5.6	USE OF PROCEEDS

Borrower will use the proceeds of the Loan for the acquisition of assets, expansion of business operations, and other proper commercial and corporate purposes of Borrower.

5.7	PRESERVATION OF PROPERTY

Borrower will maintain, preserve, protect and keep all property used or useful in the conduct of business in good condition, and from time to time make all needed repairs, renewals, and replacements so that the business and operations carried on in connection therewith may be promptly and advantageously conducted at all times.

5.8	TAXES AND OTHER LIABILITIES

Borrower shall pay all taxes and other governmental charges or levies imposed upon Borrower or upon income or profits or upon any property belonging to Borrower before the same shall become in default, and all lawful claims for labour, materials and supplies which, if unpaid, might become a Lien or charge upon Borrower's property or any part thereof and shall pay and discharge when due all debts, accounts, liabilities and charges now or hereafter owing, and shall maintain appropriate accruals and reserves for all such liabilities in a timely fashion in accordance with GAAP; provided, however, that Borrower may delay paying or discharging any such taxes, charges, claims or liabilities so long as the validity thereof shall be contested in good faith by appropriate proceedings, and Borrower shall set aside on Borrower's books adequate reserves with respect thereto and shall pay such taxes, charges, claims or liabilities before the property subject thereto shall be sold to satisfy any Lien which is attached as security therefor, whether by law or otherwise, and before any judgement shall attach to any property of Borrower.

5.9	INSURANCE

Borrower shall keep or cause to be kept adequately insured by financially sound and reputable insurers all property of a character usually insured by corporations engaged in the same or similar businesses, including without limitation the Collateral. Such insurance shall insure against fire, casualty and any other hazards normally insured and shall be in the amount of the full insurable value of the property. Adequate insurance against liabilities on account of damages to persons or property and workers compensation insurance shall be maintained at all times covering Borrower, which insurance shall be by financially sound and reputable insurers. Notwithstanding any of the foregoing, all of the insurance maintained by Borrower shall cover such casualties and be in amounts and written by such companies as shall be acceptable to Lender.

5.10	EXPENSES AND FEES

Borrower will pay Lender for any and all reasonable and necessary out-of-pocket expenses incurred in connection with the preparation of this Agreement and the Loan Documents and in connection with the taking and perfecting of any security interest or other Liens hereunder or thereunder at any time, and in connection with any amendments hereto or to the Loan
Documents or any renewals or extensions of any of the Obligations, however evidenced, and in connection with supervising and/or causing the performance by Borrower of this agreement or any of the Loan Documents or the collection of the Note or enforcement of the Collateral Documents. Such reasonable and necessary out-of-pocket expenses shall include, without limitation, attorney fees, court costs, expert witness fees, auditors, appraisers, examiners and other consultants fees, and all fees payable in connection with the execution, delivery, filing, recording, and registration (and refiling, rerecording, and reregistration) of the Agreement and the Collateral Documents, costs of any sale of Collateral, and all reasonable and necessary out-of-pocket expenses and disbursements including, without limitation, telephone or telegraph services, travelling and subsistence expenses of any consultants or of any officers or employees of Lender, it being understood and agreed by Borrower that Lender may hire such attorneys, auditors, examiners, appraisers, accountants, and other consultants as it may reasonably deem necessary or desirable in connection with supervising and causing the performance by Borrower of the Agrrement and the Loan Documents.



5.ll	PERFORMANCE BY LENDER

If Borrower fails to pay taxes, licenses, fees, insurance premiums, or other amounts required hereunder or under any of the Loan Documents, Lender may pay the same and shall be immediately reimbursed by Borrower therefor, and all such amounts shall constitute a part of the Obligations and shall be secured by the Collateral.

5.l2	AFTER-ACQUIRED COLLATERAL

Promptly following the acquisition of any additional Collateral as described in any Collateral Document, Borrower will execute and deliver to Lender such certificates, applications, documents, instruments or agreements as Lender or Special Counsel deems appropriate to obtain and perfect a Lien or security interest in such Collateral in favour of Lender.

                                    	ARTICLE 6
                          	NEGATIVE COVENANTS OF BORROWER

So long as any Obligation remains unpaid or unperformed, Borrower shall not without the prior written consent of Lender:

6.1	CHANGE IN NATURE OF BUSINESS

Make any material change in the nature of the business of Borrower as presently conducted.

6.2	EXTENSION OF CREDIT

Extend credit to make any loans to officers or directors of Borrower, except reasonable advances for reimbursable out-of-pocket expenses otherwise required or normally advanced by Borrower.

6.3	ADDITIONAL DEBT

Create, incur, assume, guarantee, endorse, become or be liable in any manner in respect of or suffer to exist any debt, liability or obligation (including, without limitation, all contingent or secondary, direct or indirect, debts, liabilities or obligations whatsoever), except:

		(a)	the Obligations,

		(b)	current debts, obligations and liabilities to vendors, suppliers, and persons providing services, for expenditures for goods and services normally required in the ordinary course of business,

		(c)	taxes, assessments and governmental charges or levies which are not delinquent,

		(d)	contingent liabilities arising out of the endorsement in the ordinary course of business of negotiable instruments in the course of collection,

		(e)	construction contracts entered into in the ordinary course of business,

		(f)	existing obligations under the Bank One Loan Agreement, and

		(g)	any indebtedness created by reason of the purchase of machinery, equipment or real property acquired in the ordinary course of business of Borrower, provided such indebtedness does not exceed 90% of the purchase price of machinery or equipment or 75% of the purchase price of real property.


6.4	ADDITIONAL LIENS AND LEASES

Create, assume or permit to exist any mortgage, deed of trust, pledge, encumbrance, Lien, lease or charge of any kind that would constitute a default under the Bank One Loan Agreement.


                                    	ARTICLE 7
                                	DEFAULT AND REMEDIES

7.l	DEFAULT

The existence or occurrence of any one or more of the following events, whatever the reason therefor, shall constitute a Default:

		(a)	if any payment of principal or interest on the Note is not made within five (5) days of the date such payment is due,

		(b)	if Borrower fails to perform or observe any other terms, covenant or agreement contained in this Agreement or any other Loan Document on its part to be performed or observed within thirty (30) days after the giving of notice by Lender of such failure,

		(c)	if any representation or warranty made by Borrower in this Agreement or any other Loan Document or in any certificate, agreement, instrument or other document made or delivered by such Party pursuant to or in connection with this Agreement or any other Loan Document proves to have been incorrect when made in any respect that is materially adverse to the interests of the Lender,

		(d)	if there exists any condition which requires, or may require, a clean-up, removal or other remedial action by Borrower under any
      Environmental Laws, and such clean-up, removal, or other remedial action is not completed within ninety (90) days from the date of written notice from Lender to Borrower (or such longer period as may be required under the circumstances; such longer period not to exceed an additional ninety (90) days),

		(e)	if any default occurs under the Bank One Loan Agreement or other
      Permitted Encumbrance, or

		(f)	a material adverse change in the business, results of operations or condition (financial or otherwise), of the Borrower shall have occurred which gives reasonable grounds to conclude, in the considered judgement of the Lender, that the Borrower may not, or will be unable to, perform or observe, in the normal course,  its obligations under the loan documents.

7.2	REMEDIES

Without limiting any other rights or remedies of the Lender provided for elsewhere in this Agreement, any other Loan Document, at law or in equity, or


		(a)	upon the occurrence of any Default, Lender, without notice to or demand upon Borrower, which is expressly waived by Borrower, may proceed to protect, exercise and enforce its rights and remedies under this
      Agreement and the other Loan Documents against Borrower and such other rights and remedies as are provided at law or in equity,

		(b)	the order and manner in which Lender's rights and remedies are to be exercised shall be determined by Lender in its sole discretion, and all payments received by Lender, shall be applied first to the costs and expenses of Lender; second, to the payment of accrued and unpaid interest due under the Note to and including the date of such payment; and third, to the payment of all unpaid principal amounts due under the Note.
      No application of payments will cure any Default, or prevent acceleration, or continued acceleration, of amounts payable under this
      Agreement or other Loan Documents, or prevent the exercise, or continued exercise, of rights or remedies of Lender hereunder, thereunder or at law or in equity.


                                     	ARTICLE 8
                                   	MISCELLANEOUS

8.l	CUMULATIVE REMEDIES:  NO IMPLIED WAIVER

The rights, powers, privileges and remedies of Lender provided herein and in the other Loan Documents are cumulative and not exclusive of any right, power, privilege or remedy provided at law or in equity. No failure or delay on the part of Lender in exercising any right, power, privilege or remedy may be, or may be deemed to be, a waiver thereof; nor may any single or partial exercise of any right, power, privilege or remedy preclude any other or further exercise of the same or any other right, power, privilege or remedy. The terms and conditions of Article 3 hereof are inserted for the sole benefit of Lender and Lender may waive them in whole or in part, with or without imposing other terms and conditions.

Notwithstanding anything in this Section or elsewhere in this Agreement contained however, it is expressly understood that the Lender may, at the request of the Borrower,

		(a)	modify or amend the content of any Loan Document, or

		(b)	grant a waiver, release or extension of time with respect to any
   			obligation of the Borrower for performance or payment therein contained,

but such modification, amendment, waiver, release or extension shall be effective only if set out in a writing signed by the Lender, and only to the extent, and in the instance, specified in such writing.

8.2	NOTICES

All written notices, demands and requests of any kind which any Party may be required or may desire to serve upon any other Party hereto in connection with this Agreement or any other Loan Document shall be deemed given and delivered when served by personal service, or when delivered charges prepaid to an overnight courier, or when deposited postage prepaid in registered or certified mail, or when sent by telex or telecopy. All notices shall be addressed to the Parties to be served as follows:

	If to Lender:			  	Larcan Inc.,
              						228 Ambassador Drive,
              						Mississauga, Ontario
              						Canada, L5T 2J2

	If to Borrower:			Larcan-TTC Inc.,
             						650 S. Taylor Avenue,
             						Louisville, Colorado 80027
             						U.S.A.

8.3	COUNTERPARTS

Unless Lender otherwise specifies, this Agreement and any other Loan Document may be executed in any number of counterparts and any Party hereto or thereto may execute any counterpart, each of which when executed and delivered will be deemed to be an original and all of which counterparts of this Agreement or any other Loan Document, as the case may be, when taken together will be deemed to be but one and the same instrument. The execution of this Agreement or any other Loan Document by any Party hereto or thereto will not become effective until counterparts hereof or thereof, as the case may be, have been executed by all the Parties hereto or thereto.

8.4	BINDING EFFECT:  ASSIGNMENT

This Agreement and the other Loan Documents shall be binding upon and shall inure to the benefit of the Parties hereto and thereto and their respective successors and permitted assigns, except that Borrower may not assign their rights hereunder or thereunder or any interest herein or therein without the prior written consent of Lender.

8.5	ENTIRE AGREEMENT

This Agreement, all other Loan Documents, and any document or instrument executed and delivered pursuant hereto or thereto constitute and are intended to constitute the complete, entire and final agreement of the Parties regarding the subject matter hereof and expressly supersede all prior agreements, written or oral, regarding the subject matter hereof and thereof. In the event of any conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control and govern; provided that the inclusion of supplemental rights or remedies in favour of Lender in any other Loan Document shall not be deemed a conflict with this Agreement.

8.6	GOVERNING LAW

This Agreement and all other Loan Documents shall be governed by and construed and enforced in accordance with the laws of the State of Colorado.

8.7	SEVERABILITY

Any provision in this Agreement or in any other Loan Document that is held to be inoperative, unenforceable or invalid in whole or in part as to any Party or in any jurisdiction shall, as to that Party or jurisdiction, be inoperative, unenforceable or invalid to such extent without affecting the remaining provisions or the operation, enforceability or validity of that provision as to any other Party or in any other jurisdiction, and to this end the provisions of this Agreement and all other Loan Documents are declared to be severable.

8.8	HEADINGS

Article and Section headings in this Agreement and the other Loan Documents are included for convenience of reference only and are not part of this Agreement or the other Loan Documents for any other purpose.

8.9	TIME OF THE ESSENCE

Time is of the essence of this Agreement and the other Loan Documents.

INTENDING TO BE LEGALLY BOUND, the Parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                      							LARCAN - TTC INC.
                      							Per:
                     							 SIGNED:  'G. JAMES WILSON - PRESIDENT"
							    										    			 SIGNED:  "RONALD EVE - CONTROLLER"
                       									    "BORROWER"

	                      						LARCAN INC.
                      							Per:
                     							 SIGNED:  "JAMES D. ADAMSON - PRESIDENT"
							    										   				 SIGNED:  "MICHEL P. GAGNON - TREASURER"
                      									      "LENDER"




                                        EXHIBIT P

THIS REFINANCING AGREEMENT (this Agreement) is made and entered into as of the 1st day of August, 1996

BY AND BETWEEN:

                      LARCAN-TTC INC., a Delaware corporation

                      Hereinafter referred to as the Borrower

                                       - and -

                      LARCAN INC., a corporation established under the Canada Business Corporations Act, one of the Statutes of Canada

                      Hereinafter referred to as the Lender


WHEREAS Lender and Borrower have, as of the date hereof, entered into a certain Loan Agreement pursuant to which Lender has agreed to lend to Borrower up to US$10,000,000 (the Loan Agreement).

AND WHEREAS pursuant to the Loan Agreement Borrower has executed a Promissory Note in the form attached hereto as Annex A (the Promissory Note).

AND WHEREAS Lender and Borrower have also executed, as of the date hereof, an agreement to provide collateral security to the Lender (the Security Agreement) for discharge by the Borrower of its obligations under the Loan Agreement.

AND WHEREAS prior to the date hereof, by way of temporary accommodation, Lender has

(a)	made cash advances to Borrower in the several amounts and on the dates listed in Annex B hereto, and

(b)	made further advances to Borrower by way of direct supply of goods or by payment of invoices for goods supplied to Borrower by others on the dates and in the amounts set out in Annexes C and D hereto,

such that as of the close of business on the 31st day of July, 1996, after credit to the Borrower for cash repayments in the aggregate amount of $1,200,000.00, Borrower was indebted to Lender in the total amount of US$4,358,758.55 for temporary accommodation.

AND WHEREAS Lender and Borrower have agreed that it is in their mutual best interest that the total amount of temporary advances be converted into a formal loan governed by a credit agreement containing terms and conditions as set out in the Loan Agreement.

NOW THEREFORE THIS AGREEMENT WITNESSETH THAT it is mutually acknowledged by the Borrower and the Lender and Borrower that the total amount of US$4,358,758.55 due for temporary advances be deemed to have been repaid by Borrower to Lender and re-advanced by Lender to Borrower as of the date hereof such that the sum of US$4,358,758.55 shall be recorded as an advance made on the first day of August, 1996 under the Loan Agreement and noted on the reverse of the Promissory Note or on a Disbursement and Payment Schedule maintained as provided in the Promissory Note.

AND THIS AGREEMENT FURTHER WITNESSETH THAT in consideration of the premises the Lender agrees that, notwithstanding the stipulation for payment on demand set out in the Promissory Note, no demand will be made before the first day of August, 1997, unless, prior thereto, an Event of Default, as defined in the Loan Agreement, shall have occurred.

This Agreement may be executed in one or more separate counterparts, each of which counterparts shall be deemed to be an original and all of which counterparts, taken together, shall constitute one and the same agreement.

IN WITNESS WHEREOF, Borrower and Lender have executed this Agreement as of the date first above written.

						BORROWER:

						LARCAN-TTC INC.

						By:	SIGNED:  "G. JAMES WILSON"

						Its:          PRESIDENT




						LENDER:

						LARCAN INC.

						By: SIGNED:  "JAMES D. ADAMSON"

						Its:          PRESIDENT











                                    LARCAN-TTC, INC.

                                  Financial Statements
                              and Independent Auditors' Report
                            						June 30, 1997 and 1996




                                       Table of Contents


                                                                   	Page


Independent Auditors' Report	                                        F - 1

Financial Statements

      	Balance Sheets	                                               F - 2

      	Statements of Operations	                                     F - 3

      	Statement of Stockholders' Deficit	                           F - 4

      	Statements of Cash Flows	                                     F - 5

Notes to Financial Statements	                                       F - 6



                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
LARCAN-TTC, INC.
Louisville, Colorado


We have audited the balance sheets of LARCAN-TTC, INC. as of June 30, 1997 and 1996 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall fiancial staement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LARCAN-TTC, INC. as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the financial statements, the Company has a net working capital deficiency of $6,099,000 and a net stockholders' deficiency of $5,804,000 at June 30, 1997, that raises substantial doubt about its ability to continue as a going concern. Current management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from this uncertainty.




	/s/ Ehrhardt Keefe Steiner & Hottman PC
	Ehrhardt Keefe Steiner & Hottman PC
August 15, 1997
Denver, Colorado




                               Balance Sheets


                                                           June 30,
                                                       1997	        1996

                                 	   Assets

Current assets
	Cash and cash equivalents                           	$	65,000   	$	98,000
	Accounts  receivable - trade, less allowance
 for doubtful accounts of $173,000 (1997)
 and $154,000 (1996) (Note 6)                         		378,000   		363,000
	Accounts receivable - related party (Note 7) 		         96,000  		 792,000
 Inventories, net (Notes 3 and 6)                   		1,871,000 		1,797,000
 Other 		                                                42,000    		23,000

  		Total current assets 		                           2,452,000 		3,073,000

 Equipment and improvements (Notes 5 and 6)           2,034,000   1,923,000
   Less accumulated depreciation and
        amortization                                 (1,772,000) (1,695,000)
 Net equipment                                        		262,000   		228,000

 Note receivable (Note 4) 		                             13,000 		   19,000
 Other assets 		                                         20,000 		   19,000
   Total Other Assets                                  		33,000 		   38,000
   Total assets 	                                   $	2,747,000 $	3,339,000

                 Liabilities and Stockholders' Deficit
Current liabilities
	Line-of-credit (Note 6) 	                           $	154,000 	   $	200,000
	Advances from stockholder (Note 7) 		               6,895,000 		          -
	Accounts payable - trade 		                           456,000 		  1,410,000
	Accounts payable - related party (Note 7) 		           78,000 		    698,000
	Accrued payroll and payroll taxes 		                  145,000 		    181,000
	Other accrued expenses and other liabilities          158,000       152,000
 Accrued warranty and other reserves                   110,000 		     32,000
	Customer advances 		                                  555,000 		    302,000

		Total current liabilities 		                       8,551,000 		  2,965,000

	Advances from stockholder (Note 7) 		                       -  	 	3,825,000

 Commitments (Note 9)

 Stockholders' deficit (Notes 7, 10 and 13)
 	Preferred stock, $1.00 par value; 1,000,000
  shares authorized	Series A 5% cumulative
  convertible, 500,000 shares issued and
  outstanding, liquidation preference of $550,000  		  500,000  		   500,000
 	Common stock, $.04 par value; 30,000,000
  shares authorized, 11,543,934 shares issued
  and outstanding                                      462,000       462,000
 Additional paid-in capital                          4,694,000     4,744,000
	Accumulated deficit 		                            (11,450,000) 		(9,147,000)
	Common stock held in treasury, at cost;
  1,796 shares 		                                      (10,000) 		   (10,000)
    Total stockholders' deficit 		                  (5,804,000) 		(3,451,000)

Total liabilities and stockholders' deficit       	$	2,747,000   	$	3,339,000


                            Statements of Operations
                                                 Fiscal Years Ended June 30,
                                           	          1997	       1996

 Sales (Notes 7 and 11) 	                         $	5,436,000 	 $	7,474,000

 Operating expenses
 	Cost of sales 		                                  5,089,000 		  7,293,000
 	Selling, general and administrative 		            1,489,000 		  1,573,000
 	Research and development 		                         726,000 		    898,000
  		Total operating expenses 		                     7,304,000 		  9,764,000

 Loss from operations 		                           (1,868,000) 		(2,290,000)

 Other income and (expense)
 	Interest  		                                       (436,000) 		   (21,000)
 	Other 		                                              1,000      	(15,000)
    Total other income and (expense)                 (435,000)      (36,000)

 Net loss                                          (2,303,000)   (2,326,000)

 Preferred stock dividends 		                          50,000 		          -

 Net loss applicable to common stockholders 	    $	(2,353,000) 	$	(2,326,000)

 Net loss per common share 	                           $	(.20) 	      $	(.23)

 Weighted average number of
 common shares outstanding 		                       11,543,934   		10,293,561



                     Statement of Stockholders' Deficit
                    For the Years Ended June 1997 and 1996

Preferred Stock, Series A                     Common Stock
               Subscribed                           Subscribed
Additional   Accumu-
 Paid In     lated
 Capital     Deficit
                              Treasury Stock
         Shares Amount   Shares  Amount	   Shares Amount      Shares Amount

Year Ended June 30, 1995
-    	$	- 		  500,000  	$500,000  6,543,934 	$	262,000	5,000,000    $	200,000
$	4,744,000  	$	(6,821,000)  	1,796  	$	(10,000)

Issuance of subscribed
common stock
-   		-   		-   		-   		      5,000,000  200,000	(5,000,000)  		(200,000)
-   		-   		-

Issuance of subscribed
preferred stock for cash
500,000     500,000   (500,000) (500,000)  - - - - - -

Net loss
-  -          -       -           -            -      -          -
(2,326,000) - -

Year ended June 30.
1996
500,000   500,000   -   -   11,543,934   462,000   -   -
4,744,000   ( 9,147,000)   1,976   (10,000)

Preferred stock dividends
-   -   -   -   -   -   -   -   -   -
(50,000)   -   -

Net loss 		-  		-  		-  		-  		-  		-  		-  		-
-  		(2,303,000) 		-  		-

Year ended June 30, 1997
500,000 	$	500,000 		-  	$	-  		11,543,934 $	462,000 		-  	$	-
$	4,694,000 	$	(11,450,000) 	1,796 	$	(10,000)





                                 Statements of Cash Flows

                                                For the Years Ended
                                                         June 30,
                                                  1997	            1996
 Cash flows from operating activities
  	Net loss 	                                $	(2,303,000)     $(2,326,000)
   Adjustments to reconcile net loss
   to net cash used in operating activities
    Depreciation and amortization                  77,000           94,000
    Provision for loss on accounts receivable      19,000          (49,000)
    Provision for inventory reserves               68,000           72,000
    Change in assets and liabilities
     Accounts Receivable                          662,000         (756,000)
     Inventories                                 (142,000)        (305,000)
     Other current assets                         (19,000)         (13,000)
     Accounts payable                          (1,574,000)       1,373,000
     Accrued payroll and payroll taxes            (36,000)           4,000
     Other accrued expenses and other
      liabilities                                 (34,000)          42,000
    Accrued warranty reserves                      78,000           (2,000)
    Customer deposits                             253,000          (180,000)

 Net cash used in operating activities         (2,951,000)       (2,046,000)

 Cash flows from investing activities
  Purchase of equipment and improvements         (111,000)         (135,000)
  Net change of note receivable                     6,000           (19,000)
  Net change in other assets                       (1,000)                -

 Net cash used in investing activities           (106,000)         (154,000)

 Cash flows from financing activities
  Payments on note payable and line-of-credit     (46,000)          (70,000)
  Borrowing from stockholder                    3,270,000         2,250,000
  Payments to stockholder                        (200,000)                -

 Net cash provided by fiancing activities       3,024,000         2,180,000

 Net decrease in cash and cash eqivalents         (33,000)          (20,000)

 Cash and cash equivalents at beginning of year    98,000           118,000

 Cash and cash equivalents at end of year         65,000            98,000

 Supplemental disclosures of cash flow information:
  Cash paid for interest was $16,000 and $21,000 for 1997 and 1996, respectively.

Supplemental disclosure of non-cash financing activities:
	Accrual of undeclared, cumulative preferred stock dividends was $50,000 and
 $0 for June 30, 1997 and 1996, respectively.



Note 1 - Organization and Summary of Significant Accounting Policies

Organization

LARCAN-TTC, INC. (the Company), is a fully integrated producer of television and FM radio transmission equipment. The Company designs, develops and manufactures a variety of FM and television broadcast transmitters/translators including low power television equipment and high power UHF television equipment. The Company also provides system design services, sells accessory items manufactured by the Company and others, and performs installation as requested by its customers. LARCAN, INC. (a Canadian Corporation)(LARCAN) controls approximately 78 percent of the Company's outstanding common stock as of June 30, 1997.

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

Reclassification

Certain amounts in the 1996 balance sheet have been reclassified to conform with the 1997 presentation.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued expenses, and line-of-credit approximated fair value as of June 30, 1997 and 1996, because of the relatively short maturity of these instruments.

It is not practicable to estimate the fair value of the advances from stockholder due to the inability to estimate fair value with out incurring excessive costs.


Note 2 - Continued Operations and Realization of Assets

At June 30, 1997, the Company has a net working capital deficiency of $6,099,000 and a net stockholders' deficiency of $5,804,000.

Management's plans in regards to these matters include ongoing efforts to increase market share for the Company's product and continued efforts to increase profitability. Additionally, the note payable to the Company's majority stockholder is currently due (Note 7). The majority stockholder has not extended the term of the note and as such it becomes due on demand (Notes 7 and 13). The Company is dependent on financing from the majority stockholder.



The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Note 3 - Inventories

Inventories consist of the following:

                                                        June 30,
                                          	        1997	        1996
Parts, raw materials and sub-assemblies 	      $	1,979,000 	$	1,930,000
Work in process 		                                 256,000 	   	163,000
   Gross inventory                               2,235,000 		  2,093,000
Less inventory reserves 		                        (364,000)   		(296,000)
   Net inventory                              	$	1,871,000  	$	 1,797,000


Note 4 - Note Receivable  Note receivable consists of the following:

                                                         June 30,
                                          	         1997	       1996
Note receivable related to the conversion
of trade accounts receivable, interest at 7%.
The note requires monthly principal and
interest payments of approximately $618
through May 1999 and is secured by equipment.    	$	13,000     	$	19,000


Note 5 - Equipment and Improvements

Equipment and improvements consist of the following:

                                                          June 30,
                                           	         1997	         1996
Manufacturing equipment 	                       $	1,167,000   	$	1,045,000
Furniture and fixtures 		                           714,000 	     	714,000
Leasehold improvements                            		123,000      		123,000
Transportation equipment 	                           	30,000      		41,000
 Gross equipment                                 		2,034,000   		1,923,000
 Less accumulated depreciation and amortization 		(1,772,000) 		(1,695,000)
 Net equipment                                    	$	262,000    	$	228,000


Note 6 - Note Payable and Line-of-Credit

Note payable and line-of-credit consist of the following:

                                                           June 30,
                                                      1997           1996

Bank revolving line-of-credit, interest at
prime plus 1.5% (8.5% at June 30, 1997), was
due June 1, 1997, collateralized by trade
accounts receivable, inventories, and equipment    	$	150,000    	$	200,000

Bank term loan, paid subsequent to June 30, 1997.     $	4,000 	         $	-

Note 7 - Related Parties

The following is a summary of significant transactions with affiliated companies:

Advances from Stockholder

The Company receives advances from its major stockholder, LARCAN, for working capital and other purposes. These advances are subordinate to the bank debt (Note 6), and were non-interest-bearing and unsecured, with no fixed terms of repayment through August 1, 1996. In August 1996, LARCAN formalized its advances into a $10,000,000 note payable with interest at 8%, collateralized by substantially all the assets of the Company, subject to the bank debt (Note 6). The Note is currently due. The Company had total borrowings from LARCAN of $6,895,000 (including $420,000 of accrued interest) and $3,825,000 at June 30, 1997 and 1996 respectively.



Sales to Affiliates

Sales to an affiliate of the Company's major stockholder, LARCAN, were approximately $1,570,000 and $792,000 for the years ended June 30, 1997 and 1996, respectively. Amounts owed at June 30, 1997 and 1996 by affiliates were $96,000 and 792,000, respectively. Amounts owed to affiliates at June 30, 1997 and 1996 were $78,000 and 698,000, respectively.


Note 8 - Income Taxes

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

Deferred income taxes at a tax rate of 37% are comprised of the following:

                                                          June 30
                                                    1997	          1996
Deferred tax assets
  	Allowance for doubtful accounts 	              $	64,000 	   $	57,000
  	Inventory 		                                    308,000 		   283,000
  	Accrued vacation and other liabilities 		        52,000 		    60,000
  	Accrued warranty reserves 		                     41,000 		    12,000
  	Research and development 		                      84,000 		    84,000
  	Net operating loss carryforwards 		           3,800,000 		 2,714,000
  	Valuation allowance on deferred tax assets 		(4,349,000) 		(3,186,000)
  	Net deferred tax asset 		                             -  		    24,000

Deferred tax liability-equipment
and improvements depreciation                            -       (24,000)

Net deferred taxes 	                                   $	-  	        $	-


A valuation allowance of $4,349,000 and $3,186,000 as of June 30, 1997 and 1996, respectively, has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of these items.

The Company has available, for federal income tax purposes, net operating loss carryforwards of approximately $10,200,000 which expire in varying amounts through 2012. The Company's net operating loss carryforwards, computed under the provisions of the alternative minimum tax, are not significantly different from the Company's regular net operating loss carryforwards. In addition, due to the change in control of stock ownership of the Company, the Company's utilization of its net operating losses, which were incurred prior to the change in control, are subject to an annual limitation. The benefit is not recognized due to the valuation allowance described above.


Note 9 - Commitments

Leases

The Company has a noncancelable operating lease for its office and manufacturing facility and equipment. The real estate lease, which expires in April, 1998, provides for an increase in rental payments based on increases in the Consumer Price Index. In addition, the Company is required to pay property taxes, insurance and maintenance costs relating to the leased facility. The Company has also entered into certain other noncancelable operating leases extending through 2001. As of June 30, 1997, the Company's commitments under these operating leases are as follows:


	Fiscal Years Ending June 30,
      	1998 	                               $	316,000
      	1999 		                                 23,000
      	2000 		                                 16,000
      	2001 		                                  1,000
 Total                                     	$	356,000

Total rental expense under operating leases for the fiscal years ended June 1997 and 1996 was $360,000 and $378,000, respectively.

Note 10 - Stockholders' Deficit

Preferred Stock

During 1995, the Company amended its Articles of Incorporation to provide for 1,000,000 shares of preferred stock, $1.00 par value, with such rights, preferences, designations and to be issued in such series as to be determined by the Company's Board of Directors.

In June 1995, the Board of Directors created Series A, 5% cumulative convertible preferred (Convertible Preferred) stock value at $1.00 per share. The maximum issuable shares under the series is 500,000 shares. Holders of the Convertible Preferred shares shall be entitled to dividends as declared by the Board of Directors at $.05 per share. The non-declared cumulative dividend was $25,000 at June 30, 1997 and 1996.

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

The following is a summary of changes in the qualified options for the last two years:

                                           Number of     Option Price
                                           Shares	       Range Per
                                                         Share

Outstanding at June 30, 1995 		             110,766 	         	.28
Canceled 		                                 (36,219)         		.28
Outstanding at June 30, 1996 		              74,547          		.28
Canceled 		                                 (22,136)         		.28
Total exercisable at June 30, 1997 		        52,411         	$	.28

Effective October 15, 1993, the Board of Directors authorized a resolution which reset all qualified options to $.28 per share.

Note 11 - Concentration of Credit Risk

The Company operates in one industry segment and sells some products in foreign markets. Export sales totaled $872,000 and $2,699,000, for the fiscal years ended June 30, 1997 and 1996, respectively. During the year ended June 30, 1997, 51% of exports sales were to Norway, while in fiscal year 1996, 67% of export sales were to Saudi Arabia.

Sales to international customers are subject to unique risks which are not present in sales to domestic customers. The Company attempts to mitigate these risks by carefully considering the political and economic conditions in a foreign country along with the financial viability of its customer before doing business there. For international customers, sales are priced in U.S. dollars to avoid currency fluctuations and are sold under irrevocable letters of credit, which are usually confirmed by a major U.S. bank when the political, economic, or fiancial validity is uncertain.

Generally, it is the Company's policy to obtain a cash advance from its domestic customers of approximately 35% of the sales price prior to commencement of production. Subsequently, progress payments are received during the production of the equipment.

The Company had individual customer(s) whose sales accounted for 10% and 26% of total sales during the years ended June 1997 and 1996, respectively.


Note 12 - Significant Fourth Quarter Adjustments

During the fourth quarter of the year ended June 30, 1997, the Company made the following adjustments to the financial statements:

The Company accrued interest of approximately $420,000 on advances due its major shareholder (Note 7).


Note 13 - Subsequent Event

Subsequent to June 30, 1997, the Board of Directors of the Company agreed to a plan of merger, with a wholly owned subsidiary of its majority stockholder with the Company as the surviving entity. Under the terms of the merger agreement, each share of the Company's common stock not owned by LARCAN will be canceled in exchange for $.0625, which equaled the sale price of every Company share traded on its principal trading market for the 30 days immediately preceding the date of the merger agreement. As a result of the merger the Company will become a wholly owned subsidiary of LARCAN. The merger is subject to stockholder approval. LARCAN currently owns 78.6% of the Company's outstanding stock.


2 25 1

4

3





F - 1







LARCAN-TTC

See notes to financial statements
F-2


See notes to financial statements
F-3


See notes to financial statements
F-4



See notes to financial statements.

F - 7See notes to financial statements
F-5


LARCAN-TTC, INC.

Notes to Financial Statements


LARCAN-TTC, INC.

Notes to Financial Statements


	F - 12

F - 13