Form 10QSB
period 1997-09-30
LARCAN TTC INC
filed 1997-11-12
CIK 700800

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-QSB

                       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1997

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

                            Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.04 as of September 30, 1997 was 11,543,934 shares.









                                     LARCAN-TTC INC.


                                        CONTENTS


PART I. FINANCIAL INFORMATION                                    Page

Item 1   Balance Sheets -- September 30, 1997 and June 30, 1997   3

         Statements of Operations -- Three months ended
             September 30, 1997 and  September 30, 1996           4

         Statements of Cash Flows -- Three months ended
             September 30, 1997 and  September 30, 1996           5

         Notes to Financial Statements                            6

Item 2   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                   7


                           PART II. OTHER INFORMATION

Item 1 	 Legal Proceedings                                        8

Item 2   Changes in Securities                                    8

Item 3   Defaults on Senior Securities                            8

Item 4   Submission of Matters to a Vote of Security Holders      8

Item 5   Other Information                                        8

Item 6   Exhibits and Reports on Form 8-K                         9

         Signature Page                                           10


                                     LARCAN-TTC INC.
                                       BALANCE SHEETS
                                       (Unaudited)
                                          ASSETS
                                              September 30,       June 30,
                                                   1997             1997
                                                                 (restated)

CURRENT ASSETS
  Cash and cash equivalents                   $      61,000   $      65,000
  Trade accounts receivable less
    allowance for doubtful accounts of
    $181,000 (September) and $173,000 (June)        200,000         378,000
  Accounts Receivable - related party               399,000          96,000
  Inventories (Net)                               1,738,000       1,871,000
  Other                                              31,000          42,000
   TOTAL CURRENT ASSETS                           2,429,000       2,452,000

 Equipment and Improvements                       1,809,000       2,034,000
   Less accumulated depreciation and
        amortization                             (1,578,000)     (1,772,000)
 Net equipment and Improvements                     231,000         262,000

Note Receivable                                      11,000          13,000
Other Assets                                         20,000          20,000

TOTAL ASSETS                                      2,691,000       2,747,000

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Line of Credit                               $      75,000  $      154,000
 Note Payable                                        69,000             ---
 Advances from Stockholder                        6,475,000       6,475,000
 Accounts Payable-Trade                             664,000         456,000
 Accounts Payable - related party                   324,000          78,000
 Salaries, wages and employee benefits              115,000         145,000
 Accrued expenses and other liabilities             214,000         158,000
 Accrued warranty and other reserves                130,000         110,000
 Accrued interest payable                           557,000         420,000
 Customer Advances                                  227,000         555,000
  TOTAL CURRENT LIABILITIES                       8,850,000       8,551,000

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; 1,000,000
 shares authorized Series A 5% cumulative
 convertible, 500,000 shares issued and
 outstanding, liquidation preferences
 $1.00 per share                                    500,000         500,000
Common stock, $0.04 par value; 30,000,000
 shares authorized,11,543,934  shares issued        462,000         462,000
Additional paid-in capital                        4,682,000       4,694,000
Accumulated deficit                             (11,793,000)    (11,450,000)
Common stock held in treasury,
 at cost; 1,796 shares                              (10,000)        (10,000)
  TOTAL STOCKHOLDERS' DEFICIT                    (6,159,000)     (5,804,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       2,691,000       2,747,000

                       See note to financial statements

                                   LARCAN-TTC INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                  For the Three Months Ended
                                                September 30,  September 30,
                                                     1997           1996
                                                                 (restated)

NET SALES                                       $ 1,617,000     $ 1,526,000

COST OF GOODS SOLD                                1,359,000       1,492,000

OPERATING EXPENSES:
  Selling, general and administrative               337,000         359,000
  Research and development                          151,000         251,000
TOTAL EXPENSES                                    1,847,000       2,102,000

LOSS FROM OPERATIONS                               (230,000)       (576,000)

OTHER INCOME (EXPENSE)
  Interest expense                                 (140,000)        (71,000)
  Other income                                       27,000          (3,000)
TOTAL OTHER                                        (113,000)        (74,000)

NET LOSS                                        $  (343,000)    $  (650,000)

Preferred stock dividends                             6,000           6,000

Net loss applicable to common stockholders      $  (349,000)	$  (656,000)

NET LOSS PER COMMON SHARE                   $        (0.03)    $     (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    11,543,934      11,543,934

                         See note to financial statements


                                   					LARCAN-TTC INC.
                           				     STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                  For the Three Months Ended
                                                  September 30, September 30,
                                                        1997         1996
                                                                  (restated)

Cash flows from operating activities:
Net Loss                                          $  (343,000)  $  (650,000)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation & Amortization                         26,000        18,000
   Provision for losses on A/R                          8,000        10,000
   Provision for losses on inventory                   15,000        15,000
   Gain on sale of fixed assets                       (57,000)        -----
Change in operating assets and liabilities:
   Trade A/R                                         (133,000)       15,000
   Inventories                                        118,000        75,000
   Other Current Assets                                11,000       (18,000)
   Trade A/P                                          454,000      (470,000)
   Salaries, Wages & Benefits                         (30,000)      (36,000)
   Accrued Expenses & Other Liabilities                44,000       (15,000)
   Accrued Warranty & Other Reserves                   20,000        87,000
   Accrued interest payable                           137,000        66,000
   Customer Advances                                 (328,000)      336,000

Total adjustments                                     285,000        83,000

Net cash used in operating activities                 (58,000)     (567,000)

Cash flows from investing activities:
  Purchase. of Equip. & Improvements                   (4,000)      (13,000)
  Proceeds from sale of  fixed assets                  66,000       -------
  Net change of note receivable                         2,000       -------
    Net cash used in investing activities              64,000       (13,000)

Cash flows from financing activities
  Payments on note payable and line-of-credit         (10,000)      (12,000)
  Borrowings from stockholder                            ----       650,000
    Net cash provided by financing activities         (10,000)      638,000

Increase/Decrease in Cash                              (4,000)       58,000

Cash and cash equivalents at the beginning
 of the fiscal year                                    65,000        98,000

Cash  and cash equivalents at the end of
  three months                                         61,000       156,000

Supplemental disclosures of cash flow information:
  Cash paid for interest was $3,000 and $6,000 for September 30, 1997 and 1996, respectively.

Supplemental disclosure of non-cash financing activities:
  Accrual of undeclared, cumulative preferred stock
  dividends was $6,000 and $0 for September 30,	1997
  and 1996, respectively.

                       See note to financial statements


                                    LARCAN-TTC INC.
                            NOTES TO FINANCIAL STATEMENTS

Reference is made to the financial statements included in the LARCAN-TTC INC. (the Company) annual report on Form 10-KSB for the year ended June 30, 1997, which describes the accounting policies of the Company for annual reporting purposes.

The Statement of Operations and the Statement of Cash Flows for the period ended September 30, 1996 have been restated to reflect the accrual of interest due on shareholder notes and the accrual for cumulative dividends on preferred stock for the three months ended September 30, 1996. As referenced in note 12 to the financial statements as of June 30, 1997 included in the Company's annual report on form 10-KSB, the Company accrued the annual interest payable in the fourth quarter of the year ended June 30, 1997.

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND FINANCIAL CONDITION

Operating Results

First quarter revenues increased marginally (5%, $91,000) from the the prior year. All product lines generated an increase except high power which declined 37%. Low power products increased 33%, more than compensating for the decrease in high power. Radio revenues were also up over prior year while repair sales were flat. Market demand for high power transmitters continues to be adversely affected by the transition to a digital market. The market uncertainties surrounding this transition are also forecast to impact low power products as well. The traditional low power market will consolidate into a replacement market until the transition to digital service is clarified.

The forecasted trend in revenues is evidenced by the Company's backlog which declined $937,000 (64%) from prior year and $674,000 (56%) from June 30, 1997. As of September 30, 1997, sales booked but not yet shipped were $511,000. The backlog for all product lines has decreased from the fiscal year ending June 30, 1997 and new orders for the quarter were the lowest in the last twelve fiscal quarters.

Gross margins increased to 16% from 2% in the prior year. Even though a mid- teen gross margin percentage continues the upward trend of the previous three quarters, the Company remains well below the industry standards required for profitability.

The decrease in operating expenses of $122,000 (20%) in comparison to the first quarter of the prior year was due primarily to the reduction in engineering spending reflecting the suspension in the development program for the high power members of the RMS series.

Interest expense increased under the terms of the interest bearing loan agreement with LARCAN.

Other income reflected the sale of excess machine shop equipment no longer used in the production process.

Capital Resources

The deficiency in working capital grew by $322,000 to $6,421,000 from June 30, 1997. The primary reason was the operating losses of $343,000 in the quarter. The reclassification of advances from LARCAN to current liabilities as of June 1997 unfavorably impacts comparisons with prior year, when the company reported working capital of $180,000.

Reflecting the renegotiation of the Company's short term bank borrowings, the revolving line of credit was reduced to $75,000 from $150,000 at June 30, 1997 with $75,000 being converted to a term note payable. During the quarter the balance on the term note payable was reduced to $69,000. The line of credit note is due June 1, 1998 and the term note expires September 15, 1998.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)             Exhibits

  1.	  Exhibits incorporated by reference

(A)	Articles of Incorporation (1)
(B)	Amendment to Certificate of Incorporation filed March 5, 1987 (4)
(C)	Amendment to Certificate of Incorporation filed July 10, 1990 (6)
(D)	Amendment to Certificate of Incorporation filed June 9, 1992 (8)
(E)	Amendment to Certificate of Incorporation filed February 2, 1994 (9).
(F)	By-Laws (1)
(G)	Amendments to By-Laws dated March 21, 1986 (4)
(H)	Specimen of Common Stock Certificate (1)
(I)	The Television Technology Corporation Employee Stock Ownership Plan,
    as amended and restated (4)
(J)	Television Technology Corporation Stock Option Plan, as amended (4)
(K)	Contract for Technology Transfer and Cooperation - Shina National
    Electronic Technology Import and Export Corporation and Anshan Broadcasting Equipment Plant (2)
(L)	Real property lease dated July 27, 1987 for Louisville, Colorado facility (5)
(M)	LARCAN stock purchase agreement (9)
(N)	Merger Agreement dated July 17, 1997 (10)
(O)	Loan Agreement made between Larcan Inc. and Larcan TTC Inc. dated
    August 1, 1996 (10)
(P)	Refinancing Agreement made between Larcan Inc. and Larcan TTC Inc.
    dated August 1, 1996. (10)
Notes
(1)	These exhibits are incorporated by reference from the corresponding exhibits to the Company's Registration Statement on Form S-18, as amended, SEC File No. 2-84666-D.
(2)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1986.
(3)	This is incorporated by reference to Form 8-K filed April 7, 1986.
(4)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1987.
(5)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1989.
(6)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1990.
(7)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1991.
(8)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1992.
(9)	This is incorporated by reference to Form 10-K filed for the year ended June 30, 1995.
(10)	This is incorporated by reference to Form 10-KSB filed for the year ended June 30, 1997.

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


                              LARCAN - TTC INC.
                                (Registrant)




Date: November 12, 1997                          	/s/ G. James Wilson
	G. James Wilson
	Director/President



Date: November 12, 1997                          /s/   Ronald M. Eve
	Ronald M. Eve
	Controller / Corporate Secretary