Form 10KSB/A
period 1997-06-30
LARCAN TTC INC
filed 1998-02-05
CIK 700800

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

 This Form 10-KSB  consists of 56 pages


                                       INDEX



                                  PART I

                                                                 Page

Item 1              Description of Business                      	3

Item 2              Description of Properties                    	9

Item 3              Legal Proceedings                            	9

Item 4              Submission of Matters to a Vote of
                    Security Holders                             	9


                                  PART II

Item 5              Market for Registrant's Common Stock and
                         Related Stockholder Matters	             9

Item 6              Management's Discussion and Analysis
                         or Plan of Operation                   	10

Item 7              Financial Statements                         13

Item 8              Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure      	13


                                   PART III

Item  9             Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with Section
                    16(a) of the Exchange Act                   	14

Item 10            Executive Compensation                       	16

Item 11            Security Ownership of Certain Beneficial
                   Owners and Management	                        17

Item 12            Certain Relationships and Related Transactions	18

Item 13            Exhibits and Reports on Form 8-K              	19



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

    Sales by the Company to LDL were $1,472,000 and $1,646,000 for the fiscal years ended June 30, 1997 and June 30, 1996 respectively. Transmitters are custom built to the customer's specifications and thus are priced on an individualized basis. In general, sales by the Company of transmitters to LDL are priced to yield a maximum sales commission of 5%, which the Company believes is less than what would be paid to an unaffiliated dealer. Such sales accounted for 27% and 22% of total sales by the Company during the fiscal years ended June 30, 1997 and 1996 repectively.



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


                                  COMPETITION



    The Company's products compete in the marketplace on the basis of their performance characteristics, price, and the Company's reputation for the quality of its products and service to its customers. Many of the Companies competitors have substantially greater financial resources than the Company has available. As a result the Company believes that some of its competitors are better positioned to pursue the development and introduction of new products.



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



    The Company's product development efforts, including efforts targeted at the emerging high definition television market have been adversely affected by the Company's financial position. The Company's working capital and cash flow deficiency have caused the Company to delay and curtail certain development efforts.



                                SINGLE SUPPLIERS



    Most materials and equipment used in manufacturing the Company's products are available from more than one supplier and many are available from numerous
suppliers.   While the Company's transmitters have been developed using some component parts from a particular vendor, it is the Company's believe that, with only moderate redesign efforts, a transition to another supplier could be made. The Company strives to maintain good relationships with these suppliers and is not aware of any plans that any of these suppliers have to discontinue supplying these materials and components.



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



    Research and product development costs, reflecting the changing emphasis from high power projects to low power improvements, were reduced during the year by $172,000 or 19% from the the prior year. As a percentage of revenues, however spending increased slightly from 12% in fiscal 1996 to 13% in 1997. The Company experienced unexpected development costs associated with a new transmitter expected to be marketed in the current fiscal year. It became evident that the revenue stream originally projected would not occur in the near future and that engineering and other development costs were exceeding projections. As a result the Company suspended this particular project and concentrated on new marketing efforts for existing products. In addition the Company defined more modest engineering objectives focused on current product enhancements and cost reductions. It is believed by the Company that this new focus is more appropriate for current market conditions.





    The reduction in research and product deelopment costs is also attributable, in part, to the financial condition of the Company. The Company's working capital deficit and cash flow deficiency have led to delays in product development.





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


Liquidity and Capital Resources



    During fiscal 1997 cash advances from LARCAN of $2,650,00 (excluding interest) were used primarily to reduce trade payables (including intercompany payables) from $2,108,000 as of June 30, 1996 to $534,000 at June 30, 1997. As noted in the opinion of the Company's independent auditors there is substantial doubt about the Company's ability to continue as a going concern.





    The deficiency in working capital grew to $6,099,000 versus $108,000 of working capital in fiscal 1996 primarily due to the reclassification of shareholder advances as a current liability in fiscal 1997. Had shareholder advances been classified as a current liability in the prior fiscal year the comparable working capital deficiency would have been $3,717,000 at June 30, 1996.



Subsequent to fiscal 1997 the Company re-negotiated its bank line of credit reducing the outstanding balance to $75,000 with an additional $75,000 term note. The line of credit note is due June 1, 1998 and the term note expires September 15, 1998.



    As of June 30, 1997 the Company had cash and short term investments of $65,000, other current assets of $2,387,000 and current liabilities
(including the note to LARCAN) of $8,551,000. The Company's current ratio at June 30, 1997, was .29, compared to 1.04 at June 30, 1996. The major impact was the increase in cash advances from LARCAN during the year. Had shareholder advances been classified as a current liability in the prior fiscal year the comparable current ratio would have been .45 at June 30, 1996.





    Due to the Company's current cash flow constraints, there are no current plans for significant capital expenditures. In addition, until the Company's operations provide adequate working capital, the Company will be dependent on LARCAN for its cash needs. The cash needs of the Company are expected to remain at current levels until such time as the operating efficiencies of overhead consolidation with LARCAN are achieved.



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

    Chairman of the Board

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

    14,053,195

              84.94
228 Ambassador Drive
Mississauga, Ontario
Canada L5T 2J2

Paul A. Dickie	                           None	                 -----


    Chairman of the Board


514 Chartwell Road
Oakville, Ontario Canada L6J 5C5

Dirk B. Freeman	                        905,803                	5.48
Director
650 South Taylor Avenue
Louisville, CO  80027

Nancy E. McGee	                          None	                 ------
Director
514 Chartwell Road
Oakville, Ontario Canada L6J 5C5

James Adamson	                           None	                  ------
Director
650 South Taylor Avenue
Louisville, CO  80027

Dr. Byron W. St. Clair	                517,379	                   3.13


    Director


650 South Taylor Avenue
Louisville, CO  80027

G. James Wilson	                         None	                   ------
Director
650 South Taylor Avenue
Louisville, CO  80027	                _____________          	____________

All Officers and Directors as a Group

   	15,476,377



   93.55



All Others	                             1,067,557	                 6.45

Total Outstanding Shares

    16,543,934

              100.00


Series A, 5% Cumulative, Convertible Preferred shares

                                    	Number of Shares	            Percent
                                  	 Owned Beneficially	            of Class

LARCAN INC.	                            500,000	                  100.00
228 Ambassador Drive
Mississauga, Ontario
Canada  L5T 2J2



    Includes 5,000,000 shares of Common Stock issuable upon conversion of Series A, 5% Cumulative Convertible Preferred shares.



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



    LDL, an affiliate of LARCAN, acts as a dealer, and buys and resells, the Company's UHF high power transmitters. Sales by the Company of such transmitters to LDL were $1,472,000 and $1,646,000 for each of the fiscal years ended June 30, 1997 and 1996, respectively.





    From time to time, LARCAN furnishes engineering, technical and other support to the Company. LARCAN charges the Company for the use of such personnel on its customary fee schedule to thrid parties.





    The following is a summary of significant transactions with affiliated companies:

Advances from stockholder

The Company receives advances from its major stockholder, LARCAN, for working capital and other purposes. These advances are subordinate to bank debt, and were non-interest-bearing and unsecured, with no fixed terms of repayment through August 1, 1996. In August 1996, LARCAN formalized its advances into a $10,000,000 note payable with interest at 8%, collateralized by substanially all the assets of the Company, subject to the bank debt. The note is currently due. The Company had total borrowings from LARCAN of $6,895,000 (including $420,000 of accrued interest) and $3,825,000 at June 30, 1997 and 1996, respectively.

Sales to affiliates

Sales to an affiliate of the Company's major stockholder, LARCAN, were approximately $1,570,000 and $792,000 for the years ended June 30, 1997 and 1996, respecively. Amounts owed at June 30, 1997 and 1996 by affiliates were $96,000 and $792,000, respectively. Amounts owed to affiliates at June 30, 1997 and 1996 were $78,000 and $698,000 respectively.

Sales by the Company to LDL were $1,472,000 and $1,646,000 for the fiscal years ended June 30, 1997 and June 30, 1996 respectively. Such sales accounted for 27% and 22% of total sales by the Company during the fiscal years ended June 30, 1997 and 1996 respectively.

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