Form 10QSB
period 1997-12-31
LARCAN TTC INC
filed 1998-02-17
CIK 700800

SECURITIES AND EXCHANGE COMMISSION
                              				WASHINGTON, D.C. 20549

                                  					FORM 10-QSB

                    		[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        		OF THE SECURITIES EXCHANGE ACT OF 1934

                       		For the quarterly period ended December 31, 1997

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

                                				Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $0.04 as of December 31, 1997 was 11,543,934 shares.









                                					LARCAN-TTC INC.


                                      	CONTENTS


			PART I. FINANCIAL INFORMATION                                    	Page

Item 1 Balance Sheets -- December 31, 1997 and June 30, 1997        		3

	      Statements of Operations -- Three months ended December 31,
      	1997 and 1996 and the Six months ended December 31, 1997 and
      	1996                                                   								4

      	Statements of Cash Flows -- Six months ended December 31, 1997
      	and 1996		                                                					5

      	Notes to Financial Statements                             					6

Item 2	Management's Discussion and Analysis of Results of Operations
      	and Financial Condition                                  						7

                        			PART II. OTHER INFORMATION

Item 1	Legal Proceedings		                                       				9

Item 2	Changes in Securities	                                   					9

Item 3	Defaults on Senior Securities	                            				9

Item 4	Submission of Matters to a Vote of Security Holders	         	9

Item 5 	Other Information			                                      			9

Item 6	Exhibits and Reports on Form 8-K	                         			10

	      Signature Page		                                        					11



                                  				LARCAN-TTC INC.
                                 				BALANCE SHEETS
                                    				(Unaudited)
				ASSETS

                                                						December 31,	  June 30,
                                              						    1997  	 1997(restated)

CURRENT ASSETS
  Cash and cash equivalents                         			$    74,000	 $  65,000
  Trade accounts receivable less allowance for
  doubtful accounts of $187,000 (December) and
  $173,000 (June)				                                      242,000	    378,000
  Accounts Receivable - related party		                     63,000	     96,000
  Inventories (Net)	                               			   1,694,000   1,871,000
  Other						                                               45,000      42,000
     TOTAL CURRENT ASSETS			                             2,118,000	  2,452,000

  Equipment and Improvements			                          1,809,000	  2,034,000
    Less accumulated depreciation and
    amortization				                                    (1,603,000) (1,772,000)
  Net equipment and Improvements		                         206,000     262,000

  Note Receivable				                                        9,000      13,000
  Other Assets					                                         19,000      20,000

TOTAL ASSETS					                                        2,352,000   2,747,000

                      			LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Line of Credit				                                    $   75,000 $   154,000
  Note Payable					                                         50,000        ---
  Advances from Stockholder			                           6,575,000	  6,475,000
  Accounts Payable-Trade			                                577,000     456,000
  Accounts Payable - related party		                       505,000	     78,000
  Salaries, wages and employee benefits		                  147,000     145,000
  Accrued expenses and other liabilities	                  279,000     158,000
  Accrued warranty and other reserves		                     77,000     110,000
  Accrued interest payable			                              695,000     420,000
  Customer Advances				                                    136,000	    555,000
    TOTAL CURRENT LIABILITIES			                         9,116,000   8,551,000

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; 1,000,000 shares
  authorized Series A 5% cumulative convertible,
  500,000 shares issued and outstanding, liquidation
  preferences $1.00 per share			                           500,000     500,000
Common stock, $0.04 par value; 30,000,000 shares
  authorized,11,543,934  shares issued		                   462,000	    462,000
Additional paid-in capital			                            4,682,000	  4,694,000
Accumulated deficit				                                (12,398,000)(11,450,000)
Common stock held in treasury, at cost;
  1,796 shares					                                        (10,000)    (10,000)
TOTAL STOCKHOLDERS' DEFICIT			                          (6,764,000) (5,804,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	             2,352,000	  2,747,000

                        			See note to financial statements




                                    					LARCAN-TTC INC.
                                 				STATEMENTS OF OPERATIONS
                                    					(Unaudited)
                         				 THREE MONTHS ENDED	         SIX MONTHS ENDED
                       			 December 31, December 31,   December 31, December 31,
                     			     1997     1996(restated)     1997    1996(restated)

NET SALES		               $ 809,000    $ 1,638,000    $ 2,426,000  $ 3,164,000

COST OF GOODS SOLD	         750,000      1,585,000      2,109,000    3,077,000

OPERATING EXPENSES:
  Selling, general and
  administrative            336,000        353,000        673,000      712,000
  Research and
  development               156,000        176,000        307,000      427,000
TOTAL EXPENSES            1,242,000      2,114,000      3,089,000    4,216,000

INCOME (LOSS) FROM
OPERATIONS                 (433,000)      (476,000)      (663,000)  (1,052,000)

OTHER INCOME (EXPENSE)
  Interest expense         (141,000)      (111,000)      (281,000)    (182,000)
  Other income/(expense)    (31,000)        (2,000)        (4,000)      (5,000)
TOTAL OTHER                (172,000)      (113,000)      (285,000)    (187,000)

NET INCOME (LOSS)        $ (605,000)    $ (589,000)    $ (948,000) $(1,239,000)

Preferred stock dividends     6,000          6,000         12,000       12,000

Net loss applicable to
  common stockholders    $ (611,000)     $ (595,000)   $ (960,000) $(1,251,000)

BASIC NET INCOME (LOSS)
PER COMMON SHARE        	$    (0.05)     $    (0.05)   $    (0.08) $     (0.11)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING   11,543,934      11,543,934    11,543,934    11,543,934

                          				See note to financial statements


                                          					LARCAN-TTC INC.
                                 				   STATEMENTS OF CASH FLOWS
                                         					(Unaudited)

                                             						For the Six Months Ended
                                             						  December 31, 	December 31,
                                             						      1997     1996(restated)

Cash flows from operating activities:
Net Loss			                                    		 $  (948,000)   $  (1,239,000)

Adjustments to reconcile net loss to net
cash (used in) operating activities:
  Depreciation & Amortization	                 		      51,000           40,000
  Provision for losses on A/R			                       14,000          (16,000)
  Provision for losses on inventory                    37,000           41,000
  Gain on sale of fixed assets                        (57,000)            -----
Change in operating assets and liabilities:
  Trade A/R					                                      155,000          651,000
  Inventories					                                    140,000           86,000
  Other Current Assets                                 (3,000)         (21,000)
  Trade A/P					                                      548,000         (678,000)
  Salaries, Wages & Benefits                            2,000          (34,000)
  Accrued Expenses & Other Liabilities		              109,000           23,000
  Accrued Warranty & Other Reserves                   (33,000)          87,000
  Accrued interest payable			                         275,000          174,000
  Customer Advances                                  (419,000)          41,000
  Other						                                           1,000            -----
Total adjustments				                                 820,000          394,000

Net cash used in operating activities                (128,000)        (845,000)

Cash flows from investing activities:
  Purchase. of Equip. & Improvements		                 (4,000)         (70,000)
  Proceeds from sale of  fixed assets                  66,000           -------
  Net change of note receivable                         4,000            3,000
     Net cash provided by /(used in)
     investing activities                              66,000          (67,000)

Cash flows from financing activities:
  Payments on note payable and line-of-credit         (29,000)         (25,000)
  Borrowings from stockholder                         100,000          950,000
     Net cash provided by financing activities         71,000          925,000

Increase in Cash 			                                    9,000           13,000

Cash and cash equivalents at the beginning
  of the fiscal year                                   65,000           98,000

Cash  and cash equivalents at the end of
  three months                                         74,000          111,000

Supplemental disclosures of cash flow information:
  Cash paid for interest was $6,000 and $8,000 for December 31, 1997 and 1996, respectively.

Supplemental disclosure of non-cash financing activities:
  Accrual of undeclared, cumulative preferred stock dividends was $12,000 and $12,000 for December 31, 1997 and 1996 (as restated), respectively.

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

The Statement of Operations and the Statement of Cash Flows for the period ended December 31, 1996 have been restated to reflect the accrual of interest due on shareholder notes and the accrual for cumulative dividends on preferred stock for the six months ended December 31, 1996. As referenced in note 12 to the financial statements as of June 30, 1997 included in the Company's annual report on form 10-KSB, the Company accrued the annual interest payable in the fourth quarter of the year ended June 30, 1997.

During the second quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, Earnings per Share (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology.
The restated amounts did not differ materially from amounts previously reported. Additionally, as the Company has losses for all periods presented, all potential dilutive common shares are antidilutive and therefore no diluted earnings per share is presented.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals)
necessary to present fairly the Company's financial position, and the results
of its'operations and cash flows for the periods presented.   The results of the
interm period are not necessarily indicative of results to be expected for the full year.



























ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results

Revenues for the six month period ended December 31 have decreased 23% from the comparable period of the prior year. The continued uncertainty surrounding channel allocations in the television market was a major factor in the revenue decline. As market demand remains sluggish both high power and low power television shipments have suffered. The drop has been most dramatic in the low power market as buying decisions are postponed pending clarification of channel assignments. Market demand for high power transmitters continues to be adversely affected by the transition to a digital market. The traditional low power market will consolidate into a replacement market until the transition to digital service is clarified. Radio and service revenues are at comparable levels to a year ago.

The forecasted trend in revenues is evidenced by the Company's backlog which has declined by $894,000 (75%) from prior year and by $887,000 (75%) from June 30, 1997. As of December 31, 1997, sales booked but not yet shipped were $298,000. The backlog for all product lines has decreased from the fiscal year ending June 30, 1997, again reflecting the decrease in new orders.

As revenues have declined the pressure on margins has increased resulting in a reduction of average margins during the quarter to 7% from 16% in the prior quarter. Gross margins on a year to year comparison however have risen from an average of 3% at December 31, 1996 to 13% at December 31, 1997. Even though a mid- teen gross margin percentage continues a favorable trend, the Company remains well below the industry standards required for profitability.

Operating expenses have remained consistent quarter to quarter this fiscal year but have declined $159,000 (14%) from the six month period ended December 31, 1996. The decrease was due primarily to the reduction in engineering project spending.

Interest expense increased under the terms of the interest bearing loan agreement with LARCAN.

Other income reflected the sale of excess machine shop equipment no longer used in the production process. The increase in other expenses is a reserve provision for a facilities relocation.

Capital Resources

Continued operating losses have increased the working capital deficiency to $6,998,000 at December 31, 1997 which is an increase of $899,000 from June 30, 1997. The reclassification of advances from LARCAN to current liabilities as of June 1997 unfavorably impacts comparisons with prior year, when the company reported working capital of $34,000.

Reflecting the renegotiation of the Company's short term bank borrowings, the revolving line of credit was reduced to $75,000 from $150,000 at June 30, 1997 with $75,000 being converted to a term note payable. During the quarter the balance on the term note payable was reduced to $50,000. The line of credit note is due June 1, 1998 and the term note expires September 15, 1998.

This forgoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby.
These statements include the plans and objectives of management for future operations based on current expectations that involve numerous risks and uncertainties. These plans involve judgments with respect to, among other things, future economic,competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that any forward-looking statements included in this 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.





                              		PART II.    OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

Subsequent to June 30, 1997 the Board of Directors of the Company agreed to a proposed merger between the Company and a wholly owned subsidiary of LARCAN with the Company as the surviving entity. Under the terms of the agreement each outstanding share of Common Stock of the Company (other than those owned by LARCAN) shall be canceled in exchange for $.0625 which is the price equal to the trading price for the 30 days preceding the merger agreement. As a result of the merger the Company will become a wholly owned subsidiary of LARCAN. The merger is subject to shareholder approval.


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



                               LARCAN - TTC INC.
		____________________________________________
				(Registrant)




Date: February 12, 1998                          	/s/ G. James Wilson
	G. James Wilson
	Director/President





Date: February 12, 1998                               /s/   Ronald M. Eve
	Ronald M. Eve
	Controller / Corporate Secretary